Form 10KSB
period 2000-12-31
PERMA TUNE ELECTRONICS INC
filed 2001-05-07
CIK 1074663

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
    (Mark One)

        [X]    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                        EXCHANGE ACT OF 1934

                   For the fiscal year ended DECEMBER 31, 2000

        [ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                        EXCHANGE ACT OF 1934

             For the transition period from         to

                      Commission file number 000-31631

                          PERMA-TUNE ELECTRONICS, INC.
        (Exact name of small business issuer as specified in its charter)

               TEXAS                                    75-2510791
  (State or other jurisdiction of            (IRS Employer Identification No.)
   incorporation or organization)

                 111 SOUTH BIRMINGHAM STREET, WYLIE, TEXAS 75098
                    (Address of principal executive offices)

                                 (972) 442-6774
                         (Registrant's telephone number)

         Securities registered under Section 12(b) of the Exchange Act
                                      NONE.

         Securities registered under Section 12(g) of the Exchange Act
                           COMMON STOCK, NO PAR VALUE

    Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     For the fiscal year ended December 31, 2000, the Registrant's revenues were approximately $254,699. As of December 31, 2000, the aggregate market value of Registrant's voting stock held by non-affiliates was approximately $924,457. As of December 31, 2000, the Registrant had 2,292,700 shares of common stock outstanding.

                    Documents Incorporated by Reference: NONE

          Transitional Small Business Disclosure Format: Yes [ ] No [X]

                         PERMA-TUNE ELECTRONICS, INC.
                                  FORM 10-KSB
                          YEAR ENDED DECEMBER 31, 2000
                                     INDEX

                                     Part I

    Item 1.             Description of Business......................   2

    Item 2.             Description of Property......................   9

    Item 3.             Legal Proceedings............................   9

    Item 4.             Submission of Matters to a Vote of
                        Security Holders.............................   9


                                    Part II

    Item 5.             Market for Common Equity and Related
                        Stockholder Matters..........................   9

    Item 6.             Management's Discussion and Analysis or
                        Plan of Operation............................  11

    Item 7.             Financial Statements.........................  19

    Item 8.             Changes in and Disagreements with
                        Accountants on Accounting and Financial
                        Disclosure...................................  19

                                    Part III

    Item 9.             Directors, Executive Officers, Promoters
                        and Control Persons; Compliance with
                        Section 16(a) of the Exchange Act............  19

    Item 10.            Executive Compensation.......................  22

    Item 11.            Security Ownership of Certain Beneficial
                        Owners and Management........................  22

    Item 12.            Certain Relationships and Related
                        Transactions.................................  23

    Item 13.            Exhibits and Reports on Form 8-K.............  24

                        (a)   Index to Exhibits......................  24

                        (b)   Description of Exhibits................  24

    Signatures ......................................................  25

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-KSB (this "Form 10-KSB"), including statements under "Item 1. Description of Business," and "Item 6. Management's Discussion and Analysis", constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995 (collectively, the "Reform Act"). Certain, but not necessarily all, of such forward-looking statements can be identified by the use of forward-looking terminology such as "believes", "expects," "may," "will," "should," or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Perma-Tune Electronics, Inc. ("the Company", "we" or "us") to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. References in this form 10-KSB,unless another date is stated, are to December 31, 2000.


BUSINESS OF ISSUER

Perma-Tune Electronics, Inc., designs, manufactures and distributes ignition control modules which replace original ignition control modules for both high performance and standard automobiles. The Company has three full-time employees and two part-time employees. Perma-Tune's products are designed to provide better performance and lower hydrocarbon emissions than original equipment ignition systems.

The ignition control module in an internal combustion engine creates the energy to form the spark which begins the chain reaction of combustion. In conventional automobiles, the ignition control module feeds energy to the ignition coil to amplify that energy. The energy is then distributed by a distributor to the spark plugs which produce the spark to ignite the fuel-air mixture in the combustion chamber.

BUSINESS DEVELOPMENT

The Perma-Tune ignition system was originally designed in 1968 by Dr. Theodore Sturm and Dr. Ferdinand Porsche for the Porsche 911 automobile. The original system was manufactured for Dr. Sturm by Aero Design Products of Newport Beach, California and supplied to the Porsche assembly line in Germany. The original unit design was patented by Dr. Sturm in the United States in 1973. In 1989 Lonnie Lenarduzzi, the president and a principal shareholder of the Company, purchased the Perma-Tune design and patent from Aero Design Products. He then formed Perma-Tune, Inc., a California corporation, to manufacture the system, moving the company's operations to Anaheim, California. In 1993 the assets of the California corporation were transferred to a newly formed Texas corporation, Perma-Tune Electronics, Inc., and the Company was moved to Wylie, Texas. The original patent has expired.

The Company manufactures three levels of equipment: the basic Perma-Tune, the "Coilless" Perma-Tune and the "Digital Fire" Perma-Tune. The basic Perma-Tune unit can be adapted to any internal combustion engine that utilizes a spark plug. The unit is designed to be installed with relative ease. The basic unit replaces an automobile's original ignition control module while utilizing the original existing coil. The Company presently manufactures basic units which have been designed for nine automobile models including those of Porsche and Mercedes Benz. The Company is developing additional units for four Toyota models, two Honda models and two Mercedes Benz models.

Approximately 99% of the Company's revenues are derived from sales of units for Porsche models and 1% of revenues are derived from sales of units for other vehicles. Approximately 95% of revenues are from sales of basic models, 4% from the Coilless model and 1% from the "Digital Fire" model.

The "Coilless" Perma-Tune replaces both the automobile's original ignition control module and its coil. It is housed in a single unit. The "Coilless" Perma-Tune, although similar to the original model, is more sophisticated, yet less complex. The "Coilless" model is lighter, takes up less space than the basic unit and is easily installed. Because of its simplicity, the Company believes that the "Coilless" model is more reliable than original equipment ignition control modules with coils. By eliminating the coil, the part most prone to failure in an ignition system, reliability is increased. Each of the Company's conventional ignition systems can be transformed into a Coilless version. The basic product line was designed to be flexible; thus, with one or more assembly processes a unit can fit a Mercedes or a Honda.

The Company's "Digital Fire" model is designed for "off road" or racing cars. It uses miniaturized solid state electronics, replacing bulky hardware with firmware that can be updated with new software that can be downloaded from the Internet. New miniaturized digital encoder technology replaces bulky, old analog sensors making installation simple. The "Digital Fire" replaces the original ignition control module, coil, computer and distributor in vehicles containing a mechanical distributor. The Company currently manufactures three models of the "Digital Fire" for both four and six cylinder engines. Each unit is adaptable with existing software (single plug for four and six cylinder engines, and dual plug for some six cylinder engines). The Company is currently developing adaptable software for eight cylinder engines.

The Digital Fire has two kinds of software: one is specific for the type of car in which it is installed; and a universal version that tells the unit what to do (i.e., how to fine tune the vehicle for maximum performance given a specific set of variables).

The "Digital Fire" equipment is hardwired into the automobile and is monitored and controlled by an external computer. The equipment is reprogramable using any computer system without the use of special software. It may also be reprogrammed using a "PDA" (personal digital assistant, such as the Palm Pilot professional model manufactured by 3Com Industries). The "Digital Fire" appeals to the weekend auto enthusiast or semi-professional who seeks to improve the engine performance of his racing or other "off road" vehicle.

The wholesale prices for the major Perma-Tune models range from $115 to $998 as follows:

             Model                              Price
             ----                               -----
             911 units                          $140
             911E units                         $115
             911SC units                        $193
             Coilless units                     $231 to $319
             Digital Fire units                 $998

The Perma-Tune unit is readily mass-produced using molds to make customized connectors for plug-in installation.

The Perma-Tune system reduces hydrocarbon emissions by improving combustion efficiency. Improved combustion transforms more fuel into usable energy instead of allowing fuel to be emitted into the exhaust stream of the engine in the form of hydrocarbons. Reduction of hydrocarbons ranging from 20% to 80% have been reported by Perma-Tune users during state emissions testing of their vehicles. The results of these tests have not been independently verified.

The Perma-Tune system increases horsepower by approximately 10% over other ignition systems. Tests to determine these performance increases were performed at three independent dynamometer facilities (Norwood Autocraft, Team Dynojet and Area 51, of the Dallas area) by non Perma-Tune personnel. These tests compared the Perma-Tune Coilless model against the Autotronic MSD 6AL model. The cost of these tests was $869.

Toyota Racing and Development conducted independent testing of the Perma-Tune system and reported approximately 60% increase in torque over the stock ignition system. Toyota Racing and Development paid for the testing.

The Company is managed by Mr. Lenarduzzi and his wife Linda Decker. He is president and chief executive officer of the company, and has had 18 years of experience in designing and manufacturing Perma-Tune products. Ms. Decker is a director, secretary and a principal shareholder of the company. Her background includes publicity, marketing and product line management expertise.

The Company has three full-time employees, two of whom (Lonnie Lenarduzzi and Linda Decker) are involved in sales, and two part-time employees.

The Company licenses its technology from its President, Lonnie Lenarduzzi, for $1,000 per year under a licensing agreement extending to November 30, 2021. The Company has no obligations to pay royalties to Mr. Lenarduzzi or any other person or entity.

The Company believes that large, unexploited domestic and foreign markets exist for its products. The Company has had preliminary discussions with representatives of General Motors and Toyota and has conducted product demonstrations for them. While the representatives have expressed an interest in including Perma-Tune products as original equipment in their automobiles, no agreements have been reached. In 1999 the Company produced an average of 100 units per month. As of December 2000, production was 175 units per month. The Company conservatively projects production of at least 450 units per month by the end of 2002. The Company's existing facilities are capable of producing a maximum of 4,000 units per month by adding additional assembly stations and operating three shifts per day for five days per week.

The Company currently has two assembly stations. Twenty assembly stations are needed to produce 4,000 units per month.

The Company is not dependent upon any sole source suppliers, the loss of which would have a materially adverse impact on operations or operating results.

The Company spent $7,494 and $3,165 on research and development during the fiscal years ended December 31, 1999 and 2000, respectively.

ADDITIONAL BUSINESS DEVELOPMENTS

The Company's expansion of market share and growth will depend on the success of three separate factors: its educational and marketing efforts with wholesalers; the possible endorsement by federal regulatory bodies for the pollution-reducing attributes of its product on federal highways; and the consumer's increased concern for performance, fuel economy and reduced pollution. In order to address these matters, the Company has retained a public relations firm to publicize the Company and its products. The Company has also developed a marketing plan and produced a product brochure. The Company has also produced a "white paper" describing the advantages of Perma-Tune's products in reducing automobile emission, and has distributed it to members of the Texas legislature.

COMPETITION

Although the Digital Fire unit is presently available for four and six cylinder engines, the Company believes that the major market is for four cylinder racecars. The Digital Fire operates independent of a distributor ignition system. The basic Digital Fire can be upgraded to control fuel injection, throttle body servo (drive by wire) and electro-hydraulic valve functions solely by the addition of software. Since changes to the manufacturing process of the Digital Fire unit are not required to provide these upgrades, the units can be mass produced, stored and then configured with new software in response to specific purchase orders.

The Company's products are affordable and directed to the racing hobbyists with disposable income who drive four cylinder vehicles. For the following comparison only the stand alone, distributorless ignition aspect of the Digital Fire is referred to. The Company has not independently verified the performance of its products compared to the products of its competitors.

Motec, a major competitor of the Company, is an Australian manufacturer marketing specifically to the high end professional auto racing world. While the Motec model M4 enables the race team to alter engine parameters for optimum performance to satisfy any set of variables at the race track, it requires highly skilled mechanics to install the hard-wired system. Any modification or electronic update to the M4 requires hardware replacements. The Motec product retails for $4,100 to $5,000 compared to the Digital Fire that has a retail price of $1,500.

Electromotive, another competitor, has the same hardwire installation and update requirements as Motec. The price of its HPVI product is comparable to the Digital Fire but it has only three programming settings making the product less versatile. Although the HPV 3A model compares to Motec in its level of complexity, the Company believes that it is a more difficult program to use than that of the Digital Fire. It is also more expensive than the Digital Fire.

The Company's products have been certified by the California Air Resources Board and the Company does not believe any additional governmental approval is required. The Company does not foresee any negative effect of existing or future governmental regulations on its business. The cost of compliance with federal and state environmental laws has been negligible.

The Company believes that the Digital Fire permits the affordable upgrade to a "high tech" engine while being easy to install. The wholesale price is $998 and the retail price is $1,500 for a complete unit. No fabrication is required, eliminating the costs associated with competing products. Installation of the Digital Fire is done with hand tools and can be accomplished by an automotive hobbyist. Competitive systems require precision fabrication and installation of components by trained mechanics. Once the Digital Fire is installed, it can be upgraded by adding software, hardware or both to the existing system. Competitors' products require the replacement of existing systems to update or reconfigure their systems.

Easy programming is the Digital Fire's most important feature. While competitive products require knowledge of complex software and a sophisticated computer to program their systems, the Digital Fire can be programmed with a Palm Pilot. The Digital Fire may be programmed by persons with average computer skills. Upgrades and add-ons, which customize the Digital Fire, can be effected with a desk top computer, lap top computer or Palm Pilot. Future plans include the capability to connect the Digital Fire via the Internet to retailers of Perma-Tune products for upgrade and diagnostic purposes. With the Palm Pilot model Palm VII Connected Organizer, users will also be able to sample new Digital Fire programs and receive engine analysis services while the vehicle is being driven on the race track. The Company believes that it is the first company to utilize the potential of the Palm Pilot in the automotive after market industry.

By contrast, competing products use proprietary programming technology which requires the user to purchase expensive software to program the systems. The Digital Fire uses the industry standard RS232 communication protocol so that users can produce additional software that can interface with the Digital Fire. While the software used to program the Digital Fire is "open architecture", the operating system cannot be altered by anyone other than Perma-Tune. This strategy encourages innovation and adaptation of the Company's system by its users while allowing the Company to resell the user-developed software under its own name, thus avoiding expenses associated with software development. The right to such user-developed software would be exclusive to the Company. The Company is not presently marketing nor receiving revenues from software.

Both the MSD product line made by Autotronic Controls and the Jacobs product line produce distributor- type ignition systems that compete with the Perma-Tune Coilless and conventional ignitions, but not with the Digital Fire line. Whereas the Perma-Tune replaces the existing ignition system, the competitors' models utilize the original vehicle ignition systems. These models are more costly and their performance has proven to be inferior to the Perma-Tune in independent dynamometer tests.

Jacobs is the only other ignition manufacturer that produces two products similar to the Perma-Tune Coilless units. Unlike the Company's units, Jacobs' "coilless" products are specifically not usable in high performance engines.


INTELLECTUAL PROPERTY

The Company utilizes proprietary technology that includes processes for manufacturing ignition system components and concepts that relate to combustion efficiency. The Company presently utilizes trade secret law to protect this intellectual property and it is in the process of preparing at least one patent application. The original patent for the Perma-Tune expired in 1990. The Company knows of no other manufacturer making products designed similarly to the Company's products. No claims have been made or litigation instituted by any person or entity asserting that the Company does not own its intellectual property or is infringing on the property rights of others.

The Company licenses its technology from its President, Lonnie Lenarduzzi, for $1,000 per year under a licensing agreement extending to November 30, 2021. The Company has no obligations to pay royalties to Mr. Lenarduzzi or any other person or entity.

With respect to its technology, the Company has chosen not to seek patent protection but rather will maintain such technology as trade secrets. This decision is based upon the Company's desire not to make the necessary public disclosure of its technology that would be required when a patent is granted. Patent protection only exists for seventeen years in the United States and a United States patent does not protect against use by persons in foreign countries. Foreign patents only protect against duplication in countries where patents are obtained and do not protect against pirating in other countries.

The Company protects its trade secrets by non-disclosure and by manufacturing processes that protect its products from reverse engineering. The Company believes its trade secrets are secure from discovery and have been so for at least 12 years.

The Company will continue to use trade secret protection for its technology. Should the Company develop units for use on GM and Ford vehicles, we will consider applying for patents on those units. It takes on the average one and one-half to two years for patent issuance after its application. A patent protects against infringement by manufacture, use or sale of the patented technology or item. Foreign applications must be made within one year of the U.S. patent application filing date. The Company has been advised that foreign protection is available for much of Perma-Tune's technology. To date the Company has not sought foreign patents that would serve to protect its technology solely within the country granting its patent. A U.S. patent protects against importation of infringing products into the U.S. market.


SALES STRATEGY

The Company does not make retail sales to end users. It sells to large wholesale warehouse distributors who sell its products to jobbers, mechanics, speciality shops and the public.

As of the date of this report, the Company's marketing has consisted of advertising by its wholesale distributors via catalogs, printed advertisements, promotional events and the Internet. The Company's Internet address is www.perma-tune.com.

The Company believes that additional sales can be created by offering software upgrades to Digital Fire customers. These upgrades would be offered in order to add new functions to the ignition system hardware already owned by the customer
- no additional hardware will be required to utilize these new functions. Examples of new functions include:

     1. Turbo Boost Retard -- prevents overheating and loss of horsepower when a turbo charger is added to the engine by allowing the customer to adjust the advance curve of the engine (i.e. change the timing of the spark in relation to the crank shaft position) to compensate for the increased compression in the combustion chamber which results from the turbo charger's operation.

     2. Vacuum Advance -- compensates for sudden decrease in throttle, such as when a driver enters a turn, lets up on the accelerator and downshifts. This feature prevents backfiring under decreased throttle conditions.

     3. Knock Control -- affects ignition timing to compensate for the use of different grades of fuel or contaminated fuel. This feature reduces knocking and pinging in older cars which do not have factory supplied knock control functions built in.

The Company intends to further develop its distribution channels by personally meeting with salespeople to provide technical training and to introduce new products. The Company has hired a public relations firm to assist in increasing public awareness of Perma-Tune and its products.

During the year ended December 31, 2000, four customers accounted for a total of 68% of sales. The Company has no supply agreements with any of these customers. The customers are Worldpac, Interamerican Motor Corp., Performance Products and SSF Imported Auto Parts, Inc..


ITEM 2.  DESCRIPTION OF PROPERTY

The  issuer   leases   3,200  square  feet  of  space  for   manufacturing   and
administrative activities in Wylie, Texas, a suburb of Dallas, at $1,550 per month. The lease expires on May 31, 2003.


ITEM 3.  LEGAL PROCEEDINGS

The Company is not a party to any litigation.


ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2000.


                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCK MATTERS

There is no "public trading market" for the Company's common stock as that term is defined in Regulation S-B of the Securities and Exchange Commission. "Bid" and "asked" offers for the common stock are listed in the Pink Sheets published by the National Quotation Bureau, Inc. The trading symbol for the common stock is PTUE. On December 31, 2000 the common stock sold for $1.00 per share.

The Pink Sheets is not an automated quotation system and is characterized by a low volume of trading.

The Company intends to seek a listing on the NASD Over-the-Counter Bulletin Board and has filed a Registration Statement on Form 10-SB to register its securities and become subject to the reporting requirements of Section 13 of the Securities Exchange Act of 1934.

The following table sets forth the quarterly high and low bid prices of the common stock from April 1999 until December 31, 2000. Such prices represent prices between dealers, do not include retail mark-ups, mark-downs or commissions, and may not represent actual transactions.

                                                    Bid Prices
        Quarter Ended                      High                       Low
        -------------                      ----                      ------
        June 30, 1999                      $2.00                     $0.875
        September 30, 1999                 $1.00                     $1.00
        December 31, 1999               No price                    No price
        March 30, 2000                     $1.00                     $0.50
        June 30, 2000                      $1.25                     $0.25
        September 30, 2000                 $1.25                     $1.25
        December 31, 2000                  $1.00                     $1.00


There were 67 holders of record of the common stock as of December 31, 2000.

The Company has never paid a dividend on its common stock and does not anticipate the payment of dividends in the foreseeable future.

The Company's common stock is considered a "penny stock" as defined in certain rules (the "Rules") under the Securities Exchange Act of 1934. In general, a security which is not quoted on Nasdaq or has a market price of less than $5 per share where the issuer does not have in excess of $2,000,000 in net tangible assets (none of which conditions the Company meets) is considered a penny stock. The SEC's rules regarding penny stocks impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally persons with net worth in excess of $1,000,000 or an annual income exceeding $200,000 or $300,000 jointly with their spouse). For transactions covered by the Rules, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser's written agreement to the transaction prior to the sale. Thus the Rules affect the ability of broker-dealers to sell the Company's shares should they wish to do so because of the adverse effect that the Rules have upon liquidity of penny stocks. Unless the transaction is exempt under the Rules, under the Securities Enforcement Remedies and Penny Stock Reform Act of 1990, broker-dealers effecting customer transactions in penny stocks are required to provide their customers with (i) a risk disclosure document; (ii) disclosure of current bid and ask quotations if any; (iii) disclosure of the compensation of the broker-dealer and its sales personnel in the transaction; and (iv) monthly account statements showing the market value of each penny stock held in the customer's account. As a result of the penny stock rules the market liquidity for the Company's securities may be severely adversely effected by limiting the ability of broker-dealers to sell the Company's securities and the ability of purchasers of the securities to resell them.

RECENT SALES OF UNREGISTERED SECURITIES

During the year ended December 31, 2000, the Company issued or sold securities which were not registered under the Securities Act of 1933, as amended (the "Act"), as follows: On June 26, 2000 the Company sold 150,000 shares for $60,000 to a single institution known to the Company. The Company claims the exemption from registration afforded by Section 4(2) under the Act since no public offering was involved, the purchaser took the shares for investment and not resale and the Company took appropriate measures to restrict transfer.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This report contains forward looking statements within the meaning of Section 27a of the Securities Act of 1933 and Section 21e of the Securities Exchange Act of 1934. These forward looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or anticipated results, including those set forth under "Factors that may affect future results" in this Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this report. The following discussion and analysis should be read in conjunction with "Selected Financial Data" and the Company's financial statements and notes thereto included elsewhere in this report.

The following discussion should be read in conjunction with the Financial Statements and notes thereto included herein.


OVERVIEW

Since its inception, the Company has focused on the production, research and development of Porsche and Ferrari high performance ignition systems. The Company's principal source of revenue has been from the Porsche repair parts product line. In 1997 the Company began development of new product lines to supply many repair and performance parts for a variety of cars and trucks. The Company cannot estimate the size of its marketplace.

Production, profit margin and operational efficiency have all been improved in 2000. However, the Company experienced continuing losses due to the heavy burdens of legal and accounting expenses involved with fulfilling the requirements of a fully reporting company. During this period, we have been limited in our ability to raise capital from an offering of our stock and exercise of our warrants.

Management believes it is well positioned to take advantage of the infrastructure improvements it has made (implementation of fully integrated manufacturing/data base accounting software, the dedication of an officer to finance/SEC compliance and marketing planning, outsourcing of certain manufacturing functions) when significant capital becomes available.

Since the Company has not yet applied to be listed on the NASD OTC BB and raised money from its outstanding warrants, we have focused on our existing product lines to provide operating capital. The Company has concentrated its efforts on streamlining and increasing the production of its existing product lines in order to eliminate backorders for Porsche products, and to begin shipping
Mercedes products. As of the end of 2000, all backorders have been filled and reserves of finished product are in stock. The Company expects to ship future orders directly from stock to increase customer satisfaction and permit quicker collection of accounts receivable.

The Company is pursuing its plans to be listed on the OTC BB.


NEW PRODUCTS

The Company plans to make the following inventions the basis of new product lines.

The New Perma-Tune
------------------

The Rev. F Perma-Tune is the result of technology the company developed to replace the original Perma-Tune design. The product can be expanded to Mercedes, Honda and Toyota cars and trucks. The new Perma-Tune product is both a repair part and a performance/fuel economy enhancement for Ferrari, Porsche, Mercedes, Honda and Toyota vehicles. The Company intends to continue trade secret protection of the Perma-Tune product line. The Company may file a patent application, copyright and or trade secret protection on some aspects of Perma-Tune products for use on General Motors and Ford vehicles.

The Digital Fire
----------------

Digital Fire is the Company's newest product line designed for racecars only. It competes with the makers of sophisticated engine control systems. The Company has delayed the introduction of the Digital Fire product line until it can raise additional capital. During this delay, the Company has continued development of the product line with the recent addition of Palm Pilot interface software. Management believes that the Digital Fire Palm Pilot software creates an affordable and sophisticated engine control system that may have mass-market appeal. This is because the customer can adapt the software for his or her own personal needs. The Company must complete production tooling at a cost of approximately $60,000 and complete and amass an inventory of 100 units before marketing the Digital Fire. Marketing expenses are estimated at $80,000.

The Company has designed the Digital Fire product line that generates revenue in the manufacturing of hardware and software. The Digital Fire involves two kinds of software akin to the desktop computer. The Digital Fire Operating System
(DFOS) is like Windows to a desktop computer and the Palm Pilot software is like a word processor. For the Digital Fire, DFOS is the software that determines if the unit is a four cylinder, six cylinder or eight cylinder product. This software configures the Digital Fire for what kind of car it will be used on but not what to do. The ability to change the "to do" instructions are intended to fine tune the engine for maximum performance given any different set of variables at the race track. During the last step of manufacture for each unit, a special chip containing the DFOS is inserted that determines which type of Digital Fire the unit will be. Simply programming new DFOS can create new features and products. This software is not retrievable from any unit and it is proprietary. It cannot be altered once the unit is completely assembled. The Digital Fire Programming Software (DFPS) is the software that allows the user to program the Digital Fire. This software can be continuously upgraded and customized like Word or any other user interface. This software resides in a Palm Pilot personal organizer. It is very inexpensive, easy to use, and is connected to the Internet via the desktop computer or the new Connected Palm Pilot. The Company intends to continue developing new DFPS designed for distribution through the Internet or compact disk. The open architecture design of the Digital Fire may allow the Company to reduce DFPS development costs by acquiring software developed by freelance programmers


New Product Research and Development: the Plasma Injector
---------------------------------------------------------

In 1997, Laurence Livermore National Laboratory ("LLNL") approached the Company with a request to develop a new kind of ignition system with certain technical specifications. The eventual intended use for this ignitor was not revealed to the Company by LLNL. At the time LLNL approached the Company, we had no prior experience in the field of plasma injection technology development. To the best of our knowledge, we were not competing with any other company on this project. The Company, at its expense, conducted the research necessary to develop special ignitors to satisfy LLNL's requirements. Prototype units were delivered to LLNL in 1998. The Company retains the rights to the intellectual property created in the manufacture of these ignitors for LLNL, although patent protection has not been applied for.

In 1999, the U.S. Navy Surface Weapons Center approached the Company with a requirement for a device with technical specifications similar to those requested by LLNL. In response to this request, the Company developed the Plasma Injector. To the best of our knowledge, we were not competing with any other company on this project. To date, seven Plasma Injectors have been manufactured; one was sold to the U.S. Navy, and six have been used by the Company in various research projects aimed at developing commercial automotive, space and industrial applications for the technology.

Plasma Injectors can be used to ignite liquid fuel rockets, turbine engines, to ignite boilers used in the petrochemical industry, and for commercial automotive applications. To date, at least one scientific application of the Plasma Injector has been established with the sale of a prototype unit to Bechtel Nevada. In June 2000, Bechtel incorporated the Plasma Injector into equipment they use for a research program with the U.S. Department of Energy. Although the Company is not under long-term contracts with LLNL, the U.S. Navy Surface Weapons Research Center or Bechtel, we will continue to work with these organizations, and there are no restrictions on the Company's use of technology developed in conjunction with any of these projects.

In February 2000, the Company began a dialog with the Plasma Science and Technology Center at the Massachusetts Institute of Technology to incorporate the Plasma Injector into MIT's Plasmatron. The Plasmatron is an experimental device that reduces auto emissions by removing the danger of using clean burning but volatile hydrogen to power vehicles. It works by splitting hydrogen atoms from conventional petroleum just fast enough for the engine to consume it, thereby eliminating the need to store hydrogen fuel onboard the vehicle. As of March 2001, that dialog has not progressed.

Management intends to conduct more Plasma Injector research in combination with its Digital Fire during the next two years. The Company has already completed the interface circuitry between the Plasma Injector and the Digital Fire. In order to investigate the potential market for commercial applications, the Company will need to make other engine designers and engineers, as well as scientists, aware of the Plasma Injector technology.

This can be done via advertising in trade publications and via Internet web sites for an estimated cost of approximately $20,000. In addition, for automotive applications, testing and customization will be performed to tailor Plasma Injector systems for individual vehicles for an estimated cost of approximately $5,000. A White Paper describing the technology and its pollution-reducing benefits has been written, and has been provided to Texas legislators and certain scientists engaged in the development of alternative, clean fuels.

The Plasma Injector-to-Digital Fire interface circuitry Research and Development program is complete, but new product development has been halted on the Honda, Toyota, GM and Digital Fire product lines pending funding. The Company is working on finding new commercial applications for the Plasma Injector product line. Bechtel Nevada has purchased a Plasma Injector and has successfully used it in their scientific experiments. It is not known at this time if there will be subsequent sales of the product for this purpose. The dialogue with MIT concerning the Plasma Injector has not progressed. The Company has written a white paper about its Plasma Injector technology, which will be circulated in the Texas legislature by the Company's public relations firm.

MARKETING STRATEGY

Management has retained a public relations firm, Shapiro & Company, for assistance in the planning and implementation of new product marketing strategy. They have already created a marketing plan and Mercedes brochures. The Company will continue to foster word of mouth advertising and will continue to conduct sales training missions to the Company's wholesale distributors.

The Company sells to six wholesale distributors who supply an unknown number of distributors and retailers. The products of the Company are sold throughout the United States.

The short-term strategy is to begin shipment of the Mercedes products in Fall of 2001. The Company already has some of these products in inventory and is ready to produce more. A distribution network for these parts has already been established. The Company has potential orders pending distribution of product samples and price lists.

The interim marketing strategy is to develop the Honda and Toyota product line in the last quarter of 2001, and then move on to the development of the market for Perma-Tune products for domestic makes in 2002. The product lines require that production tooling be made. Most of the Company's distribution network already includes Asian car parts. There is interest in the Perma-Tune Toyota repair parts because there is currently no aftermarket supply available. The Company knows of no aftermarket manufacturing companies making replacement ignition modules for these automobiles. In 1999 the Company began negotiations with Toyota Racing Development (TRD) for distribution of the Perma-Tune product line through TRD catalogs and TRD retail shops located inside Toyota new car dealerships. The Company has demonstrated its applicable technology to TRD. TRD engineering has approved the basic design. Pending contract negotiations for start up and tooling costs and execution of non-disclosure agreements, the Company has agreed to manufacture product for distribution under the TRD name.


2005 PLAN

Management intends to expand its market globally. The Company plans to combine the Digital Fire and Plasma Injector technology into a new product line to allow car manufacturers to meet new, stricter EPA air pollution standards.


MANUFACTURING OVERVIEW

Management has prepared for rapid growth. The Company's manufacturing technique is flexible because of its modular design and it can respond easily to customer demand. Modules can be mass-produced and then assembled to meet changing purchase orders. Production can be increased and new products introduced readily. Currently the Company is operating at a small percentage of its manufacturing capacity.

COMPARISON OF OPERATING RESULTS

Year Ended December 31, 2000 Compared to the Year Ended December 31, 1999
-------------------------------------------------------------------------

In 2000, the Company experienced 3.8% sales growth as gross sales increased from $245,500 in 1999 to $254,699. A total of 1219 units were sold in 1999 at an average price of $203. A total of 1504 units were sold in 2000 at an average price of $169. This change in average price per unit sold was due primarily to increased sales of our lower priced units, and the stability of our higher priced unit sales from 1999 to 2000, which we expect to increase when funding is available to widely advertise their availability.

Gross profit in 2000 was $144,708 compared to $123,001 in 1999. As a percentage of sales, gross profit increased in 2000 to 56.8% from 50.1% in 1999. The Company has begun sub-contracting labor-intensive operations to increase its gross profit margin and to allow for rapid growth. The Company believes it can further improve its profit margin, has lined up additional sub-contractors to use in this expense-reducing effort, and will begin outsourcing additional segments of production once capital funding allows us to take advantage of the economies of scale these opportunities offer the Company. Circuitry which is currently hand-made in-house, can be outsourced for robotic manufacture with an expected increase in accuracy and reliability, but the Company will need to have the ability to make a large quantity purchase commitment and cover up-front set-up costs to implement these plans. In all cases, the Company will retain control over production of the Perma-Tune product line and its trade secrets by manufacturing the key components itself.

General and Administrative (G & A) expenses were $140,539 and $131,594 in 2000 and 1999 respectively. As a percentage of sales, G & A expenses increased to 55.2% from 53.6%. The figures for both 2000 and 1999 are unusually high by percentage. The major components of this atypical result are extra salaries and wages (with related payroll taxes) for Company personnel to carry out research and development work. The increase in G & A in 2000 is due to internal costs associated with becoming a fully reporting company. Interest expenses decreased slightly from $5990 in 1999 to $5209 in 2000. Third-party debt levels remained consistent for 2000.

Research and development expenses were $7,494 in 1999 and $3,165 in 2000.

Since the Company incurred net losses for both 1999 and 2000, there was no income tax liability for either year. The Company has a net operating loss carry-forward available in the amount of $252,115 to be offset against future income through year ended December 31, 2011. The majority of this net operating loss carry-forward, $222,317, has occurred in the last four years. This was the direct result of increased R&D expenses for developing new products as well as the costs associated with the public offering that will fund the mass production of all product lines.

As of December 31, 2000, the Company's accumulated losses were $244,400.

Year Ended December 31, 1999 Compared to the Year Ended December 31, 1998
-------------------------------------------------------------------------

In 1999, the Company experienced 20.1% sales growth as gross sales increased from $204,368 in 1998 to $245,500. A total of 885 units were sold in 1998 at an average price of $231. A total of 1,219 units were sold in 1999 at an average price of $201. This decrease in average price per unit sold was due primarily to an increase in sales for the two most popular products which have a lower than average sales price.

Gross profit in 1999 was $115,507. Gross profit in 1998 was $93,860. As a percentage of sales, gross profit increased in 1999 to 47% from 46% in 1998. The Company plans to sub contract labor-intensive operations to increase its gross profit margin and to allow for rapid growth. The Company will ultimately retain control over production of the Perma-Tune product line by manufacturing the key components itself.

General and administrative (G & A) expenses were $134,094 and $156,551 in 1999 and 1998, respectively. As a percentage of sales, G & A expenses decreased to 54.6% from 76.6%. The figures for both 1999 and 1998 are unusually high by percentage. The major components of this atypical result are extra salaries and wages (with related payroll taxes) for Company personnel to carry out research and development work and an increase in accounting and legal costs. All of these expenses increased as a percentage of gross sales to enable management to attempt a public offering.

Interest expense decreased from $16,390 in 1998 to $5,990 in 1999. This was the direct result of a decrease in its debt level. Debt that incurred interest charges, decreased from $100,000 at December 31, 1998 to $54,500 at December 31, 1999.


LIQUIDITY AND CAPITAL RESOURCES

For the year ended December 31, 2000 the Company has not generated positive cash flow from its own operations due to the preliminary nature of such operations, ongoing investment in research and development, and expenditures to build the appropriate infrastructure to support its expected growth. Consequently, the Company has been dependent on private placements of its equity securities and debt financing to fund its cash requirements, as well as revenues provided by the normal operations of Perma-Tune.

On December 8, 1997, the Company issued an offering circular for 125,000 units priced at $2.00 per unit. Each unit entitled the investor to one share of common stock and three stock purchase warrants. Each warrant entitled the holder to purchase one share of stock for $2.00. The warrants expire on December 31, 2001. At December 31, 2000, there are 348,000 warrants outstanding.

Proceeds from the exercise of warrants are planned to fund production tooling and start up costs of the Honda and Toyota products lines. The Company plans to manufacture the required tooling estimated at $35,000 in materials and 560 man hours. There may be other costs associated with attaining the California Air Resources Board certification for the Honda and Toyota product lines.

In the year ended December 31, 2000, the Company sold 150,000 shares in a private placement for net proceeds of $60,000.

As of December 31, 2000 the Company's cash reserves totaled $14,609 and total current assets were $82,796. The Company is continuing production and sales efforts as well as further research and development and has yet to break-even in terms of both cash flow and profitability. For the remainder of 2000 and into 2001, the Company has no long-term commitments but expects to incur additional costs for research and development including professional and legal fees for patent and trademark applications. It also expects to expand its sales and marketing effort. These efforts could significantly increase demand for the Company's products beyond the Company's current production capacity. While the Company believes it can increase its production capacity to meet sales demand, significant additional capital could be required to meet expansion requirements.

Inventory at December 31, 2000 was $50,007. Inventory at December 31, 1999 was $38,783. This increase was purposeful and intended to increase the Company's goods available for sale as a response to increasing unit sales volume.

The Company presently has an outstanding loan payable on demand to Terry Taylor, a stockholder. Principal balance as of April 2001 is $40,000. The loan bears an interest rate of 10%. Interest is payable quarterly. The loan is secured by inventory.

The Company is taking steps to raise equity capital. The Company's ability to raise additional capital will be impeded until it is listed on the NASD Over the Counter Bulletin Board. There can be no assurance that any new capital would be available to the Company or that adequate funds for the Company's operations, whether from the Company's revenues, financial markets, or other arrangements will be available when needed or on terms satisfactory to the Company. The Company has no commitments from officers, directors or affiliates to provide funding. The failure of the Company to obtain adequate additional financing may require the Company to delay, curtail or scale back some or all of its research and development programs, sales and marketing efforts, and manufacturing operations. Any additional financing may involve dilution to the Company's then-existing shareholders.

Without additional capital funding, the Company believes it can operate at its current level of liquidity for twelve to twenty-four months. However, it hopes to obtain short-term funding until operations are ramped up, creating the profitability that will improve its liquidity position.

ITEM 7.  FINANCIAL STATEMENTS

The financial statements of the Company appear on pages F-1 to F-12.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During the Company's two most recent fiscal years and any later interim period no principal independent accountant for the Company resigned, declined to stand for reelection or was dismissed.



                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.


DIRECTORS AND OFFICERS

The Directors and Officers of the Company are as follows:

                                                                  Served as a
 Name                   Age      Position                       Director Since:
 ----                   ---      --------                       ---------------
 Lonnie Lenarduzzi      45       President, Chief Executive           1989
                                    Officer and Director

 Linda Decker           43       Secretary, Chief Marketing           1989
                                    Officer and Director

 Larrie Lenarduzzi      42       Director                             1989

 Wayne Robertson        47       Director                             1989

 Harold "Red" Smith     67       Director                             1989


Lonnie Lenarduzzi, President, Chief Executive Officer and Director received an associate degree from the Pittsburgh Institute of Aeronautics (PIA) and worked in the machine tool industry where he specialized in robotic manufacturing systems for the Mazak Machine Tool Company. This experience allows him to function as a designer of new products for the Company. As manufacturing engineer for Aero Design Products, Inc. (1982-1989) he was responsible for the original production of Perma-Tune. His first innovative design was the development of a solid state ignition system for the aircraft engine based on the Perma-Tune design.

When Aero Design Products, Inc. was liquidated in 1989, Mr. Lenarduzzi purchased the Perma-Tune product line. In 1990 he gained certification from Northrop for manufacturing excellence in producing their military ignition system and he invented the Coilless ignition system.

Since moving the Company to Wylie, Texas, Mr. Lenarduzzi has continued to invent and design automotive products for the Company.


Linda Decker, Corporate Secretary and Director had a 15 year career with IBM Corp. in sales, marketing and product line management before starting the Company. Since 1989, she has co-owned the Company and has used her marketing expertise to create targeted advertising and brochures, to draft press releases, to formulate pricing and customer service policies and to determine new market segments for the Company to serve.


Larrie Lenarduzzi, Director, is a manufacturing engineer and has been the sales manager in charge of The Micro Finishing product line for Masco Machine Inc., in Cleveland, Ohio. Larrie has an Aerospace Engineering Technology degree from Kent State (1984). He also has an Associate Degree (1981) from the Pittsburgh Institute of Aeronautics. Since 1989 he has assisted in the design and improvement of tooling used in manufacturing the Company's products. Larrie is the brother of Lonnie Lenarduzzi.


Wayne Robertson, Director, has been a technician in charge of manufacturing silicone wafers used in computers for the past four and one-half years and is employed by Micron Technologies, Inc. in Boise, Idaho. From 1985 to 1989 he was employed as a manufacturing supervisor at Aero Design Products, Inc. Previously, Wayne worked as an electronics technician on locomotive engines for MK Rail of Boise, Idaho. Since 1989 he has assisted the Company by installing prototype Perma-Tune units on test vehicles and in evaluating engine dynamometer test results.


Harold "Red" Smith, Director, is an aeronautical engineer with a Bachelor of Science degree from Southwestern Methodist University and a Master of Science degree from the University of Colorado. He is an entrepreneur who owns and operates four companies: R&D Aeronautical (located in Wylie, Texas) manufactures unmanned military aircraft to sell to the United States Air Force and NATO countries; Air Command International (located in Caddo Mills, Texas) manufactures manned gyroplanes in Kit and FAA certified form; Southwest Soaring Inc. (located in Caddo Mills, Texas) is a glider school; and RS Systems Inc. dba Joans Hallmark. (located in Plano, Texas) has seven Hallmark franchises located in the north Dallas area.

All Directors of the Company will hold office until the next annual meeting of the shareholders, and until their successors have been elected and qualified. Officers of the Company are elected by the Board of Directors and hold office at the pleasure of the Board.

SECTION 16 (A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the securities Exchange Act of 1934, as amended, requires the company's directors, executive officers and persons who own more than 10% of a class of the Company's equity securities which are registered under the Exchange Act to file with the Securities and Exchange Commission initial reports of ownership and reports of changes of ownership of such registered securities. Such executive officers, directors and greater than 10% beneficial owners are required by Commission regulation to furnish the Company with copies of all
Section 16(a) forms filed by such reporting persons.

To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and on representations that no other reports were required, no person required to file such a report failed to file on a timely basis during fiscal 2000, except as follows:

                                             Number of
                                            Transactions
                      Number                Not Reported
                      Of Late  Reports      On a Timely                  Date
Name                  Reports  Required        Basis        Date Due     Filed
-----------------    --------  --------     -------------   --------     ------

Lonnie Lenarduzzi       2      Form 3             1          12/6/00     2/12/01
                               Form 5             1          2/15/01     4/30/01

Linda Decker            2      Form 3             1          12/6/00     2/12/01
                               Form 5             1          2/15/01     4/20/01

Larrie Lenarduzzi       2      Form 3             2          12/6/00     2/12/01
                               Form 3/A           2          12/6/00     4/30/01
                               Form 5             2          2/15/01     4/30/01

Harold Smith            2      Form 3             1          12/6/00     2/12/01
                               Form 5             1          2/15/01     4/30/01


Wayne Robertson         2      Form 3             1          12/6/00     2/12/01
                               Form 5             1          2/15/01     4/30/01

Newport Capital         1      Form 3             1          12/6/00     --
Consultants

ITEM 10. EXECUTIVE COMPENSATION

Compensation paid to Officers and Directors is set forth in the Summary Compensation Table below. The Company may reimburse its Officers and Directors for any and all out-of-pocket expenses incurred relating to the business of the Company.

                           SUMMARY COMPENSATION TABLE

 Name and Position                                    Fiscal Year      Salary
 -----------------                                    -----------      -------
 Lonnie Lenarduzzi    President, Chief Executive         1998          $48,623
                        Officer and Director             1999          $48,765
                                                         2000          $51,048

 Linda Decker         Secretary, Chief Marketing         1998          $   -0-
                        Officer and Director             1999          $ 2,025
                                                         2000          $ 6,613

For the fiscal year ending December 31, 2001 it is anticipated that the compensation of Mr. Lenarduzzi will be $50,200, and compensation of Ms. Decker will be $17,500.


ITEM 11. SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN SECURITY HOLDERS

The following table sets forth information as of March 31, 2001, with respect to the beneficial ownership of the common stock by (i) each director and officer of the Company, (ii) all directors and officers as a group and (iii) each person known by the Company to own beneficially 5% or more of the common stock:

    Name and Address of                    Shares Owned             % of Class
    Beneficial Owner                      Beneficially(1)              Owned
    -------------------                   ---------------           -----------
    Lonnie Lenarduzzi                       1,566,600(2)               72.9%
    111 South Birmingham St.
    Wylie, Texas 75098

    Linda Decker                            1,566,600(2)               72.9%
    111 South Birmingham St.
    Wylie, Texas 75098

    Larrie Lenarduzzi                           6,000(3)                  *
    6236 Tourelle Drive
    Highland Heights, Ohio 44143

    Name and Address of                    Shares Owned             % of Class
    Beneficial Owner                      Beneficially(1)              Owned
    -------------------                   ---------------           -----------
    Wayne Robertson                            78,764                  3.68%
    2652 No. McDermott Road
    Kuna, Indiana 83634

    Harold Smith                               78,764                  3.68%
    P.O. Box 1983
    Wylie, Texas 75098

    Newport Capital Consultants               225,000(4)               10.02%
    78740 Runaway Bay
    Bermuda Dunes, California 92201

    All Officers and Directors
    as a Group (5 persons)                  1,730,128                  80.7%

------------
    *Less than 1%

    (1) The number of shares of common stock owned are those "beneficially owned" as determined under the rules of the Securities and Exchange Commission, including any shares of common stock as to which a person has sole or shared voting or investment power and any shares of common stock which the person has the right to acquire within 60 days through the exercise of any option, warrant or right. As of March 31, 2000, there were 2,142,700 shares of common stock outstanding. As of such date there were 348,000 outstanding warrants to purchase shares of common stock, exercisable until December 31, 2001 at $2.00 per share.

    (2) Lonnie Lenarduzzi and Linda Decker hold these shares as tenants in common. They are husband and wife.

    (3) Includes 4,500 shares issuable upon exercise of warrants.

    (4) Gary Bryant is the President and controlling person of Newport Capital Consultants.


CHANGES IN CONTROL

The Company does not anticipate any changes in control of the Company.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Lonnie Lenarduzzi has entered into a Licensing Agreement to license to the Company all technology developed by him for $1,000 per year. The license has a term of 25 years.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

     (a) No reports on Form 8-K were filed during the last quarter of the period covered by this report.

     (b)  INDEX TO EXHIBITS

         Exhibit No.           Description of Exhibit
         ----------            ----------------------
         3.1                   Articles of Incorporation                  (1)

         3.2                   Amendment to Articles of Incorporation     (2)

         3.3                   By-Laws                                    (3)

         4.1                   Form of Stock Purchase Warrant             (4)

        23.1                   Consent of Travis, Wolff & Company, LLC    (5)


      (c)  DESCRIPTION OF EXHIBITS

         Exhibit No.           Description of Exhibit
         -----------           ----------------------
         3.1                   Articles of Incorporation                  (1)

         3.2                   Amendment to Articles of Incorporation     (2)

         3.3                   By-Laws                                    (3)

         3.4                   Form of Stock Purchase Warrant             (4)

        23.1                   Consent of Travis, Wolff & Company, LLC    (5)


(1)    Filed as  Exhibit  2.1 to the  Company's  Form  10-SB12G  filed  with the
       Securities   and  Exchange   Commission  on  September   27,  2000,   and
       incorporated herein by reference.

(2) Filed as Exhibit 2.2 to the Company's Form 10-SB12G filed with the Securities and Exchange Commission on September 27,2000, and incorporated herein by reference.

(3) Filed as Exhibit 2.3 to the Company's Form 10-SB12G filed with the Securities and Exchange Commission on September 27,2000, and incorporated herein by reference.

(4) Filed as Exhibit 2.4 to the Company's Form 10-SB12G filed with the Securities and Exchange Commission on September 27,2000, and incorporated herein by reference.

(5)      Filed herewith

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            PERMA-TUNE ELECTRONICS, INC.

DATED: May 7, 2000                      By:  /s/ Lonnie Lenarduzzi
                                             ------------------------
                                             Lonnie Lenarduzzi, President


     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the cappacities and on the dates indicated.

NAME                          TITLE                              DATE

/s/ Lonnie Lenarduzzi       President, Chief Executive Officer  May 7, 2001
---------------------        and Director
Lonnie Lenarduzzi           (Principal Executive Officer)


/s/ Linda Decker            Secretary, Chief Marketing          May 3, 2001
---------------------        Officer and Director
Linda Decker                (Principal Financial Officer,
                             Principal Accounting Officer)


/s/ Larrie Lenarduzzi       Director                            May 7, 2001
---------------------
Larrie Lenarduzzi


/s/ Wayne Robertson         Director                            May 7, 2001
---------------------
Wayne Robertson


/s/ Harold Smith            Director                            May 7, 2001
---------------------
Harold Smith

                          PERMA-TUNE ELECTRONICS, INC.
                              Financial Statements
                               For the Years Ended
                           December 31, 2000 and 1999

                                Table of Contents

                                                                 Page
                                                                 ----

Independent Auditors' Report                                      F-2

Financial Statements:

     Balance Sheets                                               F-3

     Statements of Operations                                     F-4

     Statements of Stockholders' Equity (Deficit)                 F-5

     Statements of Cash Flows                                     F-6

     Notes to Financial Statements                             F-7 to F-12

                          INDEPENDENT AUDITORS' REPORT


Perma-Tune Electronics, Inc.
Wylie, Texas

We have audited the accompanying balance sheets of Perma-Tune Electronics, Inc. as of December 31, 2000 and 1999, and the related statements of operations, stockholders' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Perma-Tune Electronics, Inc. as of December 31, 2000 and 1999, and the results of its operations and cash flows for the years then ended, in conformity with generally accepted accounting principles.

As more fully described in Note 7, the accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has experienced recurring operating losses and working capital deficiencies. These factors, as discussed in Note 7, raise substantial doubt about the company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.


/s/ Travis, Wolff & Company, L.L.P.
-----------------------------------

Travis, Wolff & Company, L.L.P.
Dallas, Texas
January 22, 2001

                           PERMA-TUNE ELECTRONICS, INC
                                 Balance Sheets

                                                            December 31,
                                                     --------------------------
                                                       2000            1999
                                                   -----------      -----------
 ASSETS
 CURRENT ASSETS:
     Cash                                          $    11,046      $    24,752
     Accounts receivable, trade                          3,549           12,278
     Inventory                                          50,007           38,783
     Prepaid expenses                                    3,414                -
     Deposits                                              160              160
                                                   -----------      -----------
       Total current assets                             68,176           75,973
                                                   -----------      -----------

 PROPERTY, PLANT AND EQUIPMENT:
     Molds and tooling                                   5,506            4,250
     Leasehold improvements                              2,900              690
     Machinery and equipment                            54,574           50,124
                                                   -----------      -----------
                                                        62,980           55,064
     Less accumulated depreciation                      53,130           48,830
                                                   -----------      -----------
                                                         9,850            6,234
                                                   -----------      -----------

                                                   $    78,026      $    82,207
                                                   ===========      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
 CURRENT LIABILITIES:
 Line of credit                                    $         -      $     2,000
 Accounts payable, trade                                21,686           18,308
 Note payable - stockholder                             40,000           50,000
 Accrued liabilities                                     5,829           12,693
                                                   -----------      -----------
       Total current liabilities                        67,515            3,001
                                                   -----------      -----------

 STOCKHOLDERS' EQUITY (DEFICIT):
     Common stock - 10,000,000 shares of
       no par stock authorized, 2,292,700
       and 2,142,700 issued and outstanding
       as of December 31, 2000 and 1999,
       respectively                                    243,395          183,395
     Additional paid-in capital                         15,550           15,550
     Accumulated deficit                              (248,434)         199,739)
                                                   -----------      -----------
       Total stockholders' equity (deficit)             10,511             (794)
                                                   -----------      -----------

                                                   $    78,026      $    82,207
                                                   ===========      ===========

    The accompanying notes are an integral part of the financial statements.

                          PERMA-TUNE ELECTRONICS, INC.
                            Statements of Operations

                                             For the Years Ended December 31,
                                          -------------------------------------
                                               2000                   1999
                                          -------------           -------------

 NET SALES                                $     254,699           $     245,500

 COST OF GOODS SOLD                             109,991                 122,499
                                          -------------           -------------

 GROSS PROFIT                                   144,708                 123,001
                                          -------------           -------------

 OPERATING EXPENSES:
 General and administrative                     140,539                 131,594
 Legal and professional                          40,350                  43,905
 Research and development                         3,165                   7,494
 Depreciation                                     4,300                   3,192
                                          -------------           -------------
                                                188,354                 186,185
                                          -------------           -------------


 LOSS FROM OPERATIONS                           (43,646)                (63,184)
                                          -------------           -------------

 OTHER INCOME (EXPENSE):
 Interest expense                                (5,209)                 (5,990)
 Other                                              160                     130
                                          -------------           -------------
                                                 (5,049)                 (5,860)
                                          -------------           -------------

 LOSS BEFORE FEDERAL INCOME TAX                 (48,695)                (69,044)

 Provision for federal income tax                     -                       -
                                          -------------           -------------

 NET LOSS                                 $     (48,695)          $     (69,044)
                                          ============            =============



 EARNINGS (LOSS) PER SHARE:
 Basic                                    $      (0.021)          $      (0.033)
                                          =============           =============
 Diluted                                  $      (0.021)          $      (0.033)
                                          =============           =============


    The accompanying notes are an integral part of the financial statements.

                          PERMA-TUNE ELECTRONICS, INC.
                  Statements of Stockholders' Equity (Deficit)




                                              Common Stock              Additional                                Total
                                     ----------------------------        Paid-in          Accumulated          Stockholders'
                                        Shares         Amount            Capital            Deficit          Equity (Deficit)
                                     ------------    ------------     -------------     --------------       ----------------

BALANCE, JANUARY 1, 1999               2,046,700     $   113,400      $     15,550      $    (130,695)       $      (1,745)

Shares sold                               76,000          31,995                 -                  -               31,995

Warrants exercised for stock              20,000          38,000                 -                  -               38,000

Net loss                                       -               -                 -            (69,044)             (69,044)
                                     ------------    ------------     -------------     --------------       ----------------

BALANCE, DECEMBER 31, 1999             2,142,700         183,395            15,550           (199,739)                (794)

Shares sold                              150,000          60,000                 -                  -               60,000

Net loss                                       -               -                 -            (48,695)             (48,695)
                                     ------------    ------------     -------------     --------------       ----------------

BALANCE, DECEMBER 31, 2000             2,292,700     $   243,395      $     15,550      $    (248,434)       $      10,511
                                     ============    ============     =============     ==============       ================





    The accompanying notes are an integral part of the financial statements.

                          PERMA-TUNE ELECTRONICS, INC.
                            Statements of Cash Flows

                                                              For the Years Ended December 31,
                                                            -----------------------------------
                                                                  2000                     1999
                                                            --------------       -------------
 CASH FLOWS USED IN OPERATING ACTIVITIES:
 Net loss                                                   $     (48,695)       $    (69,044)
                                                            --------------       -------------
 Adjustments to reconcile net loss to net cash
 used in operating activities:
  Depreciation                                                       4,300               3,192
  Changes in operating assets and liabilities:
  Decrease in accounts receivable, trade                             8,729               7,897
  Increase in inventory                                            (11,224)            (15,220)
  Increase in prepaid expenses                                      (3,414)                  -
  Increase (decrease) in accounts payable, trade                     3,378              (4,684)
  Increase (decrease) in accrued liabilities                        (6,864)              8,785
                                                            --------------       -------------
 Total adjustments                                                 (5,095)                (30)
                                                            --------------       -------------

 Net cash used in operating activities                            (53,790)            (69,074)
                                                            --------------       -------------

 CASH FLOWS USED IN INVESTING ACTIVITIES:
  Acquisition of property, plant and equipment                      (7,916)                  -
                                                            --------------       -------------

 CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayments of note payable                                       (10,000)            (50,000)
  Proceeds from line of credit                                           -              44,400
  Repayments on line of credit                                      (2,000)            (42,400)
  Proceeds from sale of stock                                       60,000              69,995
                                                            --------------       -------------

 Net cash provided by financing activities                         48,000              21,995
                                                            --------------       -------------

 DECREASE IN CASH                                                 (13,706)            (47,079)

 Cash, beginning of year                                           24,752              71,831
                                                            --------------       -------------
 Cash, end of year                                          $      11,046        $     24,752
                                                            ==============       =============

 SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the year for:
   Interest                                                 $       5,209        $      7,239
                                                            ==============       =============

    The accompanying notes are an integral part of the financial statements.

                          PERMA-TUNE ELECTRONICS, INC.
                          Notes to Financial Statements
                           December 31, 2000 and 1999

--------------------------------------------------------------------------------


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

OPERATIONS

Perma-Tune Electronics, Inc. (the "Company") is a Texas corporation that was incorporated in 1993. The Company is engaged in the manufacture and sale of high performance automobile ignition systems for distribution throughout the United States and Canada.

TRADE ACCOUNTS RECEIVABLE

The Company provides for uncollectible receivables using an allowance for doubtful accounts. As of December 31, 2000 and 1999, the Company considers all receivables fully collectible and, as such, no allowance is included in trade accounts receivable.

INVENTORIES

Inventories are valued at the lower of cost or market with cost being determined using the first-in, first-out method and consist of the following at December 31:

                                             2000                  1999
                                        ------------           -----------
     Raw materials                      $     41,240           $    27,500
     Work in process                               -                 2,679
     Finished goods                            8,767                 8,604
                                        ------------           -----------
                                        $     50,007           $    38,783
                                        ============           ===========

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are stated at cost and are depreciated or amortized over the estimated useful lives and methods as summarized below:

     Asset Type                       Estimated Life             Method
     ----------                       --------------             ------
Molds and tooling                         5 years              Accelerated
Leasehold improvements                  5 - 7 years            Accelerated
Machinery and equipment                  Lease term           Straight-line

Maintenance and repairs are expensed when incurred. Material expenditures which increase the life of an asset are capitalized and depreciated over the estimated remaining useful life of the asset. The cost of assets sold, or otherwise disposed of, and the related accumulated depreciation are removed from the accounts and any gains or losses are reflected in current operations.

                          PERMA-TUNE ELECTRONICS, INC.
                          Notes to Financial Statements
                           December 31, 2000 and 1999

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

Depreciation expense for the years ended December 31, 2000 and 1999, was $4,300 and $3,192, respectively.

FEDERAL INCOME TAXES

Deferred taxes are calculated on temporary differences resulting from different financial and income tax reporting methods used to recognize income and expenses. These differences result primarily from methods used to calculate depreciation and the allowance for doubtful accounts.

ADDITIONAL PAID-IN CAPITAL

The major shareholder of the Company contributed $15,550 cash to the Company in 1994.

CONCENTRATION OF RISK

The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in these accounts and believes it is not exposed to any significant risk on cash.

For the year ended December 31, 2000, each of four customers accounted for 10% or more of net sales; collectively these customers accounted for 68% of net sales.

For the year ended December 31, 1999, each of four customers accounted for 10% or more of net sales; collectively these customers accounted for 53% of net sales.

The breakdown of these net sales is as follows:

                              Net Sales             Net Sales
                             for the year          for the year
                                ended                ended
             Customer          12/31/00             12/31/99
             --------       -------------         -------------
                A           $      82,647         $      44,509
                B           $      34,504         $      31,622
                C           $      33,524         $           -
                D           $      26,748         $      30,208
                E           $           -         $      25,613

                          PERMA-TUNE ELECTRONICS, INC.
                          Notes to Financial Statements
                           December 31, 2000 and 1999


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

EARNINGS (LOSS) PER SHARE

Earnings per share is calculated by dividing the income (loss) available to common stock (the numerator) by the weighted average number of shares of common stock outstanding during the period (the denominator). The weighted average number of shares outstanding at December 31, 2000, and 1999 was 2,254,585 and 2,115,862, respectively.

REVENUE RECOGNITION AND PRODUCT WARRANTY

Revenue is recognized at the time products are shipped. The product is warrantied for one year from original purchase, and, at management's option, the Company will either repair or replace units that prove to be defective. As of December 31, 2000, the Company has determined that a warranty provision is not necessary because of a low amount of returned products during the Company's history.

The Digital Fire  product  includes  software,  Digital  Fire  Operating  System
(DFOS), which is incidental. Therefore, the costs of producing the software are capitalized as inventory along with the Digital Fire product on a unit specific basis and charged to cost of goods sold when revenue from the sale of those units is recognized.

Additionally, the Company has developed an accessory software product termed Digital Fire Programming Software (DFPS). The Company has not yet placed the DFPS on the market. The DFPS will be delivered on-line and is used to customize the Digital Fire product for specific applications. The Company will recognize revenue at the time the software is delivered. The costs to develop the DFPS have been expensed as research and development.

STATEMENTS OF CASH FLOWS

For purposes of the statements of cash flows, the Company considers all highly liquid financial instruments purchased with an original maturity of three months or less to be cash equivalents. At December 31, 2000 and 1999, there were no cash equivalents.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the financial statements at, and during the reporting periods. Actual results could differ from these estimates.

                          PERMA-TUNE ELECTRONICS, INC.
                          Notes to Financial Statements
                           December 31, 2000 and 1999

NOTE 2 - INCOME TAXES

At December 31, 2000 and 1999, and for the years then ended, the Company has incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $244,400 and $164,200 at December 31, 2000 and 1999, respectively, and will expire in the years 2011 through 2019.

The provision for federal income tax consists of the following for the years ended December 31:

                                                  2000              1999
                                                --------------    ------------
Current (provision) benefit                    $        -        $        -
Deferred (provision) benefit                            -                 -
                                                --------------    ------------
                                               $        -        $        -
                                                ==============    ============

Deferred income taxes consist of the following at December 31:

                                                     2000              1999
                                                --------------    ------------
Current:
    Deferred tax assets                        $        -        $        -
    Deferred tax asset valuation allowance              -                 -
                                                --------------    ------------

                                               $        -        $        -
                                                ==============    ============

Non-current:
    Deferred tax assets                        $   36,665        $   24,630
    Deferred tax asset valuation allowance        (36,665)          (24,630)
    Deferred tax liabilities                            -                 -
                                                --------------    ------------

                                               $        -        $        -
                                                ==============    ============

                          PERMA-TUNE ELECTRONICS, INC.
                          Notes to Financial Statements
                           December 31, 2000 and 1999

NOTE 3 - RELATED PARTY TRANSACTIONS

The Company has a loan from a stockholder that is collateralized by a second lien on inventory. The loan accrues interest at 10% with interest payments to be made quarterly. The balance of $40,000 at December 31, 2000 is classified as a current liability because the note is payable by December 31, 2001 unless the terms are renegotiated.


NOTE 3 - RELATED PARTY TRANSACTIONS - (CONTINUED)

The Company has a license agreement with its president whereby it has acquired all of his rights to patents, trademarks, technical information and trade secrets through November 30, 2021 by payment of a yearly license fee of $1,000. The Company has accrued but not paid the fees since the inception of the agreement in 1997. The $4,000 the Company has accrued is included in the balance of accrued liabilities at December 31, 2000.


NOTE 4 - COMMITMENTS

On June 1, 2000, the Company entered into an agreement to extend its current lease of office and production facilities under an operating lease through May 2005. Lease expense was $15,000 for each of the years ending December 31, 2000 and 1999.

Minimum future lease rentals are as follows:

                              December 31,               Amount
                              ------------               ------
                                  2001                   18,300
                                  2002                   18,600
                                  2003                   18,600
                                  2004                   18,600
                                  2005                    7,750

NOTE 5 - WARRANTS

On December 8, 1997, the Company issued an offering circular for 125,000 units priced at $2 per unit. Each unit purchased entitled the investor to one share of common stock and three stock purchase warrants. Each warrant entitled the holder to purchase one share of stock for $2. The warrants were to expire on December 31, 2000. However, the expiration date has been extended to December 31, 2001. At December 31, 2000, there are 348,000 warrants outstanding. These warrants on shares of common stock were not included in computing diluted earnings per share because their effects are antidilutive.

                          PERMA-TUNE ELECTRONICS, INC.
                          Notes to Financial Statements
                           December 31, 2000 and 1999


NOTE 6 - SUBSEQUENT EVENT

On January 12, 2001 the Company entered into a $15,000 line of credit with a bank that is collateralized by the Company's accounts receivable, inventory and equipment. The line requires monthly payments of accrued interest and expires on February 12, 2002.


NOTE 7 - CONTINUED OPERATIONS

As shown in the financial statements, the Company incurred an operating loss of approximately $49,000 and has an accumulated deficit of approximately $248,000. Accordingly, there is substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability of assets or amounts of liabilities should the Company be unable to continue as a going concern. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Management is committed to reducing expenses, and continues to attempt to raise capital through the issuance of common stock through registration with the Securities Exchange Commission (SEC).