Form 10QSB
period 2001-03-31
PERMA TUNE ELECTRONICS INC
filed 2001-05-23
CIK 1074663

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark One)

        [X]    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                        EXCHANGE ACT OF 1934

                   For the quarterly period ended March 31, 2001

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

                                 (972) 442-6774
                         (Issuer's telephone number)


    Check  whether the issuer (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


     State the number of shares outstanding of each of the issuer's classes of common equity. As of March 31, 2001 - 2,292,700 shares of Common Stock

                    Documents Incorporated by Reference: NONE

          Transitional Small Business Disclosure Format: Yes [ ] No [X]

                          PERMA-TUNE ELECTRONICS, INC.
                                   FORM 10-QSB
                                      Index

                                                                         Page
                                                                        Number

PART I.    FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

       Balance Sheet as of March 31, 2001                                 3

       Statements of Operations for the three months
       ended March 31, 2001 and 2000                                      4

       Statements of Cash Flows for the three months
       ended March 31, 2001 and 2000                                      5

       Notes to Financial Statements                                      6

Item 2. Management's Discussion and Analysis of Financial Condition      12
        and Results of Operations

Part II.   OTHER INFORMATION                                             20

Item 1.    Legal Proceedings                                             20

Item 2.    Change in Securities and Use of Proceeds                      20

Item 3.    Defaults Upon Senior Securities                               20

Item 4.    Submission of Matters to a Vote of Security Holders           20

Item 5.    Other Information                                             20

Item 6.    Exhibits and Reports on Form 8-K                              20

SIGNATURES                                                               21

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

                           PERMA-TUNE ELECTRONICS, INC
                                  Balance Sheet
                                   (Unaudited)

                                                                    March 31,
                                                                      2001
                                                              -----------------
  ASSETS
 Current assets:
     Cash                                                   $             7,084
     Accounts receivable, trade                                          15,505
     Inventory                                                           38,546
     Deposits                                                               160
                                                              -----------------
       Total current assets                                              61,295
                                                              -----------------
 Property, plant and equipment:
     Molds and tooling                                                    5,523
     Leasehold improvements                                               3,127
     Machinery and equipment                                             54,574
                                                              -----------------
                                                                         63,224
     Less accumulated depreciation                                       53,971
                                                              -----------------
                                                                          9,253
                                                              -----------------
                                                            $            70,548
                                                              =================
 LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
     Line of credit                                         $            19,600
     Accounts payable, trade                                             46,624
     Accrued liabilities                                                  5,830
     Note payable - stockholder                                          40,000
                                                              -----------------
       Total current liabilities                                        112,054
                                                              -----------------
 Note payable - stockholder                                                   -
                                                              -----------------
 Stockholders' deficit:
     Common stock - 10,000,000 shares of no par stock
       authorized, 2,292,700, and 2,142,700 issued and
       outstanding as of March 31, 2001 and 2000,
       respectively                                                     243,395
     Additional paid-in capital                                          15,550
     Accumulated deficit                                               (300,451)
                                                              -----------------
       Total stockholders' deficit                                      (41,506)
                                                              -----------------

                                                            $            70,548
                                                              =================

    The accompanying notes are an integral part of the financial statements.

                          PERMA-TUNE ELECTRONICS, INC.
                            Statements of Operations
                                   (Unaudited)

                                               For the Three Months Ended
                                                         March 31,
                                            -------------------------------
                                                2001               2000
                                            ------------     ---------------


 Net sales                                  $     53,319     $        49,407

 Cost of goods sold                               25,831              20,064
                                            ------------     ---------------

 Gross profit                                     27,488              29,343
                                            ------------     ---------------

 Operating expenses:
 General and administrative                       50,396              22,324
 Legal and professional                           30,296              18,038
 Research and development                          1,559                 276
 Depreciation                                        841               1,075
                                            ------------     ---------------
                                                  83,092              41,713
                                            ------------     ---------------

 Loss from operations                            (55,604)            (12,370)
                                            ------------     ---------------

 Other income (expense):
 Interest expense                                 (1,414)             (1,425)
 Other                                             5,001                   -
                                            ------------     ---------------
                                                   3,587              (1,425)
                                            ------------     ---------------
 Loss before federal income tax                  (52,017)            (13,795)

 Provision for federal income tax                      -                   -
                                            ------------     ---------------

 Net loss                                   $    (52,017)    $       (13,795)
                                            ============     ===============

 Loss per share:
 Basic                                      $     (0.023)    $        (0.006)
                                            ============     ===============
 Diluted                                    $     (0.023)    $        (0.006)
                                            ============     ===============

    The accompanying notes are an integral part of the financial statements.

                               PERMA-TUNE ELECTRONICS, INC.
                                 Statements of Cash Flows
                                       (Unaudited)

                                                              For the Three Months Ended
                                                                      March 31,
                                                           --------------------------------
                                                               2001              2000
                                                           --------------    --------------
 Cash flows from operating activities:
 Net loss                                                $       (52,017)  $       (13,795)
                                                           --------------    --------------
 Adjustments to reconcile net loss to net cash
  used in operating activities:
 Depreciation                                                        841             1,075
 Changes in operating assets and liabilities:
 (Increase) decrease in trade accounts receivable                (11,956)            1,253
 Increase (decrease) in inventory                                 11,461            (8,544)
 Decrease in prepaid expenses                                      3,414                 -
 Increase in accounts payable                                     24,938            16,726
 Increase (decrease) in accrued expenses                               1           (11,443)
                                                           --------------    --------------
 Total adjustments                                                28,699              (933)
                                                           --------------    --------------

 Net cash used in operating activities                           (23,318)          (14,728)
                                                           --------------    --------------
 Cash flows used in investing activities:
 Acquisition of property and equipment                              (244)           (6,212)
                                                           --------------    --------------

 Cash flows from financing activities:
 Repayments of note payable                                            -                 -
 Proceeds from line of credit                                     21,800            13,500
 Repayments of line of credit                                     (2,200)                -
 Proceed from sale of stock                                            -                 -
                                                           --------------    --------------
 Net cash provided by financing activities                        19,600            13,500
                                                           --------------    --------------
 Decrease in cash                                                 (3,962)           (7,440)

 Cash, beginning of period                                        11,046            24,752
                                                           --------------    --------------
 Cash, end of period                                     $         7,084    $       17,312
                                                           ==============    ==============
 Cash paid during the period for:
   Interest                                              $         1,414    $        1,425
                                                           ==============    ==============

    The accompanying notes are an integral part of the financial statements.

                          PERMA-TUNE ELECTRONICS, INC.
                          Notes to Financial Statements
                             March 31, 2001 and 2000
                                   (Unaudited)

Note 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

OPERATIONS

Perma-Tune Electronics, Inc. (the "Company") is a Texas corporation that was incorporated in 1993. The Company is engaged in the manufacture and sale of high performance automobile ignition systems for distribution throughout the United States and Canada.

TRADE ACCOUNTS RECEIVABLE

The Company provides for uncollectible receivables using an allowance for doubtful accounts. As of March 31, 2001 and 2000, the Company considers all receivables fully collectible and, as such, no allowance is included in trade accounts receivable.

INVENTORIES

Inventories are valued at the lower of cost or market with cost being determined using the first-in, first-out method and consist of the following at March 31:


                                     2001                          2000

     Raw materials         $          32,641            $            43,068

     Work in process                     664                              -
     Finished goods                    5,241                          4,259
                              -------------------          ------------------
                           $          38,546            $            47,327
                              ===================          ==================

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are stated at cost and are depreciated or amortized over the estimated useful lives and methods as summarized below:

     Asset Type                       Estimated Life             Method
     ----------                       --------------             ------
Molds and tooling                         5 years              Accelerated
Leasehold improvements                  5 - 7 years            Accelerated
Machinery and equipment                  Lease term           Straight-line

                          PERMA-TUNE ELECTRONICS, INC.
                          Notes to Financial Statements
                             March 31, 2001 and 2000
                                   (Unaudited)

Note 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

PROPERTY, PLANT AND EQUIPMENT - (continued)

Maintenance and repairs are expensed when incurred. Material expenditures which increase the life of an asset are capitalized and depreciated over the estimated remaining useful life of the asset. The cost of assets sold, or otherwise disposed of, and the related accumulated depreciation are removed from the accounts and any gains or losses are reflected in current operations.

Depreciation expense for the three months ended March 31, 2001 and 2000, was $841 and $1,075, respectively.

FEDERAL INCOME TAXES

Deferred taxes are calculated on temporary differences resulting from different financial and income tax reporting methods used to recognize income and expenses. These differences result primarily from methods used to calculate depreciation and the allowance for doubtful accounts.

ADDITIONAL PAID-IN CAPITAL

The major shareholder of the Company, Lonnie Lenarduzzi, contributed $15,550 cash to the Company in 1994.

CONCENTRATION OF RISK

The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in these accounts and believes it is not exposed to any significant risk on cash.

For the three months ended March 31, 2001, two customers accounted for 28%, and 18%, respectively, of net sales.

For the three months ended March 31, 2000, two customers accounted for 36%, and 15%, respectively, of net sales.

The breakdown of these net sales is as follows:

                              Net sales for the          Net sales for the
                              three months ended        three months ended
                                   3/31/01                 3/31/00
                            --------------------        -------------------
           A                $            -               $       17,568
           B                $            -               $        7,179
           C                $        14,795              $            -
           D                $         9,431              $            -

                          PERMA-TUNE ELECTRONICS, INC.
                          Notes to Financial Statements
                             March 31, 2001 and 2000
                                   (Unaudited)
Note 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

NET LOSS PER SHARE

Basic and diluted (loss) per share is calculated on the weighted average number of shares of common stock outstanding during the period. The weighted average number of shares outstanding at March 31, 2001 and 2000 were 2,292,700 and 2,142,700, respectively.

REVENUE RECOGNITION AND PRODUCT WARRANTY

Revenue is recognized at the time the products are shipped. The product is warrantied for one year from original purchase, and, at management's option, the Company will either repair or replace units that prove to be defective. As of March 31 2001, the Company has determined that a warranty provision is not necessary given the lack of returned products during the Company's history.

The Digital Fire product  includes  software,  the Digital Fire Operating System
(DFOS), which is incidental. Therefore, the costs of producing the software are capitalized as inventory along with the Digital Fire product on a unit specific basis and charged to cost of goods sold when revenue from the sale of those units is recognized.

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

STATEMENTS OF CASH FLOWS

For purposes of the statements of cash flows, the Company considers all highly liquid financial instruments purchased with an original maturity of three months or less to be cash equivalents. At March 31, 2001 and 2000, there were no cash equivalents.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the financial statements at, and during the reporting periods. Actual results could differ from these estimates.

                          PERMA-TUNE ELECTRONICS, INC.
                          Notes to Financial Statements
                             March 31, 2001 and 2000
                                   (Unaudited)

Note 2 - INCOME TAXES

At March 31, 2001 and 2000, and for the three months then ended, the Company has incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $300,000 at March 31, 2001 and will expire in the years 2011 through 2019.

The provision for federal income tax consists of the following for the three months ended March 31:

                                                    2001              2000
                                                --------------    ------------
Current (provision) benefit                    $        -        $        -
Deferred (provision) benefit                            -                 -
                                                --------------    ------------
                                               $        -        $        -
                                                ==============    ============

Deferred income taxes consist of the following at March 31:

                                                     2001              2000
                                                --------------    ------------
Current:
    Deferred tax assets                        $        -        $        -
    Deferred tax asset valuation allowance              -                 -
                                                --------------    ------------

                                               $        -        $        -
                                                ==============    ============

Non-current:
    Deferred tax assets                        $   45,705        $   32,480
    Deferred tax asset valuation allowance        (45,705)          (32,480)
    Deferred tax liabilities                            -                 -
                                                --------------    ------------

                                               $        -        $        -
                                                ==============    ============

Note 3 - RELATED PARTY TRANSACTIONS

The Company has a $40,000 loan from a stockholder that is collateralized by a second lien on inventory. The loan accrues interest at 10% with interest payments to be made quarterly and is due December 31, 2001.

                          PERMA-TUNE ELECTRONICS, INC.
                          Notes to Financial Statements
                             March 31, 2001 and 2000
                                   (Unaudited)

Note 3 - RELATED PARTY TRANSACTIONS - (Continued)

The Company has a license agreement with its President whereby it has acquired all rights to patents, trademarks, technical information and trade secrets through November 30, 2021 by payment of a yearly license fee of $1,000.


Note 4 - COMMITMENTS

On June 1, 2000, the Company entered into an agreement to extend its current lease of office and production facilities under an operating lease through May 2005. Lease expense was $4,350 and $3,750 for each of the three months ending March 31, 2001 and 2000, respectively.

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

Note 5 - WARRANTS

On December 8, 1997, the Company issued an offering circular for 125,000 units priced at $2 per unit. Each unit purchased entitled the investor to one share of common stock and three stock purchase warrants. Each warrant entitled the holder to purchase one share of stock for $2. The warrants were to expire on December 31, 1999. However, the expiration date has been extended to December 31, 2001.

For the three months  ended March 31, 2001,  no  additional  warrants  have been
issued  or  exercised  and  at  March  31,  2001,   348,000  warrants   remained
outstanding.


Note 6 - LINE OF CREDIT

On January 12, 2001 the Company entered into a $15,000 line of credit with a bank that is collateralized by the Company's accounts receivable, inventory and equipment. The line was renegotiated to $25,000 during the quarter ended March 31, 2001. The line requires monthly payments of accrued interest accrued at 11.50% and matures on February 12, 2002.

Note 7 - CONTINUED OPERATIONS

As shown in the financial statements, the Company incurred an operating loss of approximately $52,000 for the three months ended March 31, 2001 and has an accumulated deficit of approximately $300,000. Accordingly, there is substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability of assets or amounts of liabilities should the Company be unable to continue as a going concern. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Management is committed to reducing expenses, and continues to attempt to raise capital through the issuance of common stock through.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General
-------
         The following discussion and analysis should be read in conjunction with the Company's financial statements and related footnotes for the year ended December 31, 2000 included in its Annual Report on Form 10-KSB. The discussion of results, causes and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future.

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


RESULTS OF OPERATIONS

In the first quarter of 2001, the Company experienced 7.8% sales growth as gross sales increased from $49,407 in the first quarter of 2000 to $53,319 for the current period. A total of 251 units were sold in the first quarter of 2001 at an average price of $185. A total of 284 units were sold in the first quarter of 2000 at an average price of $174. This change in average price per unit sold was due primarily to a drop in the number of overall sales of the older Perma-Tune product lines offset by the sale of more profitable new products. During the 2000 first quarter period, the company was shipping against back orders to fill orders for its current product line. In 2001 first quarter period, the company was shipping its current product line from stock and shipped new product. The new product models shipped were the MB010, RV010, PR020, PL020, HN050, DF045 and UFX79.

Gross profit in the first quarter of 2000 was $29,343 compared to $27,488 in the first quarter of 2001. As a percentage of sales, gross profit decreased in the first quarter of 2001 to 51.6% from 59.4% in the first quarter of 2000. This was due to less sub contracting of labor intensive operations in first quarter of 2001 than in 2000 due to financial restrictions.

General and Administrative (G & A) expenses were $50,396 and $ 22,324 in the first quarters of 2001 and 2000, respectively. As a percentage of sales, G & A expenses increased to 94.5% from 45.2%. This increase was due to internet fees and site development costs and a general increase in labor and sub contacting fees not allocable to costs of good sold.

Interest expenses decreased slightly from $1,425 in the first quarter of 2000 to $1,414 in the first quarter of 2001. Third-party debt levels remained consistent for 2001 year to date.

Research and development expenses were $276 in the first quarter of 2000 and $1,559 in the first quarter of 2001.

Since the Company incurred net losses for both first quarter 2000 and 2001, there was no income tax liability for either quarter. As of March 31, 2001, the Company's approximate accumulated losses were $302,000 to be offset against future income thru year end Dec. 32, 2012. The majority of this net operating loss carry forward, $272,000, has occurred in the last four years. This was the direct result of increased R&D expenses for developing new products as well as the costs associated with the public offering that will fund the mass production of all product lines.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

For the quarter ended March 31, 2001, the Company has not generated positive cash flow from its own operations due to the preliminary nature of such operations, ongoing investment in research and development and expenditures to build the appropriate infrastructure to support its expected growth. Consequently, the Company has been dependent on private placements of its equity securities and debt financing to fund its cash requirements, as well as revenues provided by the normal operations of Perma-Tune.

On December 8, 1997, the Company issued an offering circular for 125,000 units priced at $2.00 per unit. Each unit entitled the investor to one share of common stock and three stock purchase warrants. Each warrant entitled the holder to purchase one share of stock for $2.00. The warrants expire on December 31, 2001. At March 31, 2001, there are 348,000 warrants outstanding.

Proceeds from the exercise of warrants are planned to fund production tooling and start up costs of the Honda and Toyota products lines. The Company plans to manufacture the required tooling estimated at $35,000 in materials and 560 man hours. There may be other costs associated with attaining the California Air Resources Board certification for the Honda and Toyota product lines. In the year ended December 31, 2000, the Company sold 150,000 shares in a private placement for net proceeds of $60,000. No additional private placements were made in the first quarter of 2001.

As of March 31, 2001, the Company's cash reserves totaled $7,084 and total current assets were $61,295. The Company is continuing production and sales efforts as well as further research and development and has yet to break-even in terms of both cash flow and profitability. For the remainder of 2001, the Company has no long-term commitments but expects to incur additional costs for research and development including professional and legal fees for patent and trademark applications. It also expects to expand its sales and marketing effort. These efforts could significantly increase demand for the Company's products beyond the Company's current production capacity. While the Company believes it can increase its production capacity to meet sales demand, significant additional capital could be required to meet expansion requirements.

Inventory at March 31, 2001 was $38,546. Inventory at March 31, 2000 was $47,327. This decrease was due to decline in production activity to concentrate on the public offering.

The Company presently has an outstanding loan payable on demand to Terry Taylor, a stockholder. Principal balance as of March 31, 2001 is $40,000. The loan bears an interest rate of 10%. Interest is payable quarterly. The loan is secured by inventory.

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


RECENT DEVELOPMENTS
-------------------
In the first quarter of 2001, the Company began taking advantage of the infrastructure improvements made during 2000 (implementation of fully integrated manufacturing/accounting software, availability of a dedicated officer for finance, marketing and SEC compliance tasks and outsourcing of certain manufacturing functions).

The Company is compiling a database of potential new wholesale distributors and end users to promote its existing product line sales through low-cost, direct mail marketing and e-mail. The new Company web site has been posted on the Internet and is being continually fine-tuned and updated.

The Company has continued building finished product for the shelf of its existing product line, is shipping all orders from stock, and has improved accounts receivable turn-around time.

The Mercedes Benz Kit 1 is now in stock. The Company has selected Kingsborne to subcontract the manufacturing of the supplemental Mercedes products for Kits 2 and 3. Initial reaction of the Company's wholesale distributors to the Mercedes product release in December of 2000 has been conservative due to the product's cost. Wholesalers indicate that if enough of their customers inquire about the product, they will stock the products. The Company's research indicates that there are no aftermarket products that compete with the Company's offerings available, and that consumers will buy the Company's Mercedes Kits if they are readily available to them.

The Company therefore has decided to take a grass roots approach to marketing the Mercedes product line to create demand for the product. We have mailed new product brochures to all of our existing wholesale distributors as well as every Mercedes repair shop in our area to pique interest, and we are beginning to receive interested inquiries in response. Interest has been further generated by postings on the Mercedes lists-server of the Internet inviting interested people to visit our website, and our ad in the local Mercedes Benz Club newsletter.

The Company has continued to search for more commercial applications for its Plasma Injector technology. The United States Mine Safety and Health Administration has expressed interest in Perma-Tune technology for use in their experiments to increase the safety of mining workers.

The U.S. Navy Surface Weapons Center has reported successful results from experiments using the Plasma Injector but has released no information on the possibility of more sales to them or regarding commercial applications of their technology using the Plasma Injector.

The White Paper circulated by the Company has resulted in a new application of the Plasma Injector for use with alternative fuels. Dr. Ruggero Santilli of US MagneGas has read the Perma-Tune White Paper and decided that the theory set forth in the paper is consistent with his research in plasma theory. US MagneGas manufactures refining equipment that creates a clean burning fuel from crude oil or liquid petroleum wastes using their own plasma arc technology. Dr. Santilli theorized that since MagneGas was created in a plasma field, a plasma field may be needed to burn MagneGas in an automobile engine.

Subsequently, US MagneGas flew Lonnie Lenarduzzi to their laboratory in Largo, Florida to conduct experimentation using MagneGas to power a bi-fuel automobile. Mr. Lenarduzzi installed a Digital Fire and four Plasma Injectors on a Honda automobile, achieving remarkable success. The exhaust gas from the test vehicle running on MagneGas was analyzed and found to contain no carbon monoxide, elevated oxygen levels and even less hydrocarbons than were measured in the surrounding atmosphere before the test.

The experiment demonstrated that existing vehicles can be modified to operate on both gasoline and MagneGas with the addition of the Plasma Injector and Digital Fire to achieve improved performance.

The Company sold eight Plasma Injectors and two Digital Fire systems to US Magnegas, one set for the Honda and another set to use in experiments on a four-cylinder generator. Both companies have agreed to continue working together to fully develop commercial application for these technologies. US MagneGas is studying the possibility of other uses for the Plasma Injector in gas ionization processing equipment that they manufacture.

In April 2001, the Company filed an amended Registration Statement on Form 10SB and responded to comments from the Securities and Exchange Commission's staff.

Forward looking statements
--------------------------
This report contains certain  forward-looking  statements  within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Stockholders are cautioned that all forward-looking statements involve risks and uncertainty. Although we believe the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements contained in the report will prove to be accurate.


Part II.   OTHER INFORMATION

Item 1.    Legal Proceedings

     None

Item 2.    Change in Securities and Use of Proceeds

     None

Item 3.    Defaults Upon Senior Securities

     None

Item 4.    Submission of Matters to a Vote of Security Holders

     Not applicable

Item 5.    Other Information

     Not applicable

Item 6.    Exhibits and Reports on Form 8-K

     (a) Exhibits

         None

     (b) Reports on Form 8-K

         None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              PERMA-TUNE ELECTRONICS, INC.



                          By: /s/ Linda Decker
                              -------------------------
                              Linda Decker
                              Chief Financial Officer


Date:  May 22, 2001