Form 10KSB/A
period 2000-12-31
PERMA TUNE ELECTRONICS INC
filed 2001-07-06
CIK 1074663

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-KSB/A
                                 AMENDMENT NO. 1

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

      Securities registered under Section 12(b) of the Exchange Act:  NONE.

          Securities registered under Section 12(g) of the Exchange Act:
                           COMMON STOCK, NO PAR VALUE

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

                    Documents Incorporated by Reference: NONE

          Transitional Small Business Disclosure Format: Yes [ ] No [X]

                         PERMA-TUNE ELECTRONICS, INC.
                                  FORM 10-KSB
                          YEAR ENDED DECEMBER 31, 2000
                                     INDEX

                                     Part I

    Item 1.             Description of Business......................   2


    Item 2.             Description of Property......................  10

    Item 3.             Legal Proceedings............................  10

    Item 4.             Submission of Matters to a Vote of
                        Security Holders.............................  10


                                    Part II

    Item 5.             Market for Common Equity and Related
                        Stockholder Matters..........................  10

    Item 6.             Management's Discussion and Analysis or
                        Plan of Operation............................  12

    Item 7.             Financial Statements.........................  21

    Item 8.             Changes in and Disagreements with
                        Accountants on Accounting and Financial
                        Disclosure...................................  21

                                    Part III

    Item 9.             Directors, Executive Officers, Promoters
                        and Control Persons; Compliance with
                        Section 16(a) of the Exchange Act............  22

    Item 10.            Executive Compensation.......................  24

    Item 11.            Security Ownership of Certain Beneficial
                        Owners and Management........................  25

    Item 12.            Certain Relationships and Related
                        Transactions.................................  26

    Item 13.            Exhibits and Reports on Form 8-K.............  27

                        (a)   Index to Exhibits......................  27

                        (b)   Description of Exhibits................  28

    Signatures ......................................................  29

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

The Company manufactures three levels of equipment: the basic Perma-Tune, the "Coilless" Perma-Tune and the "Digital Fire" Perma-Tune. The basic Perma-Tune unit can be adapted to any internal combustion engine that utilizes a spark plug. The unit is designed to be installed with relative ease. The basic unit replaces an automobile's original ignition control module while utilizing the original existing coil. The Company presently manufactures basic units which have been designed for nine automobile models including those of Porsche and Mercedes Benz. The Company is developing additional units for four Toyota models, two Honda models and two Mercedes Benz models. Prototype circuitry has been completed for the Toyota models, but field testing on cars is on hold pending necessary funding. Two prototype Honda models and two prototype Mercedes Benz models are currently installed and being tested on vehicles. Further development will be completed when funding is available for necessary tooling to manufacture connectors.



Approximately 99% of the Company's revenues are derived from sales of units for Porsche models and 1% of revenues are derived from sales of units for other vehicles. Approximately 95% of revenues are from sales of basic models, 4% from the Coilless model and 1% from the "Digital Fire" model.


The "Coilless" Perma-Tune replaces both the automobile's original ignition control module and its coil. It is housed in a single unit. The "Coilless" Perma-Tune, although similar to the original model, is more sophisticated, yet less complex. The "Coilless" model is lighter, takes up less space than the basic unit and is easily installed. Because of its simplicity, the Company believes that the "Coilless" model is more reliable than original equipment ignition control modules with coils. By eliminating the coil, the part most prone to failure in an ignition system, reliability is increased. Although coilless units are more expensive than standard units, they eliminate the cost of an external coil. The Company is not aware of any disadvantages to installing a coilless Perma-Tune ignition system. Each of the Company's conventional ignition systems can be transformed into a Coilless version. The basic product line was designed to be flexible; thus, with one or more assembly processes a unit can fit a Mercedes or a Honda.


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


The wholesale prices for the major Perma-Tune models range from $115 to $998 as follows (Note that these prices represent a slight increase over prices listed in the Company's Form 10-SB filing, as announced to the Company's customers in December of 2000):


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

The Perma-Tune system increases horsepower by approximately 10% over other ignition systems. Tests to determine these performance increases were performed at the independent dynamometer facilities of Norwood Autocraft, of the Dallas area) by non Perma-Tune personnel. These test results represent a compilation of 25 test runs. These tests compared the Perma-Tune Coilless model against the Autotronic MSD 6AL model. The cost of these tests was $ 325. Norwood Autocraft has reviewed this disclosure and the accompanying dyno charts provided supplementally with this filing, and agreed that they are correct.

Toyota Racing and Development conducted independent testing of the Perma-Tune system and reported approximately 60% increase in torque over the stock ignition system. These test results represent a compilation of 12 test runs comparing the Perma-Tune Digital Fire with stock Toyota ignition systems. Toyota Racing and Development paid for the testing. Toyota Racing and Development has reviewed this disclosure and the accompanying dyno charts provided supplementally with this filing, and has agreed that they are correct.

Torque is the force that acts to produce rotation, as in an automobile engine. Horsepower is a unit for measuring the overall power of engines. Torque is one factor considered when rating the horsepower of an engine. Both factors are measured in an engine dyno test. Perma-Tune increases both torque and horsepower by more efficiently converting fuel to useable power because its extremely hot spark more completely burns the fuel.


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


The Company believes that large, unexploited domestic and foreign markets exist for its products. The Company has had preliminary discussions with representatives of General Motors and Toyota and has conducted product demonstrations for them. While the representatives have expressed an interest in including Perma-Tune products as original equipment in their automobiles, no agreements have been reached. In 1999 the Company produced an average of 100 units per month. As of December 2000, production was 175 units per month. The Company conservatively projects production of at least 450 units per month by the end of 2002. The Company's existing facilities are capable of producing a maximum of 4,000 units per month by adding additional assembly stations and operating three shifts per day for five days per week. The Company currently operates one shift per day for five days per week.

The Company currently has two assembly stations. Twenty assembly stations are needed to produce 4,000 units per month. The approximate cost of an assembly station is $600, and takes approximately two days to build. Funding for additional workstations will come from raising capital via stock sales.


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


The Company's products are affordable and directed to the racing hobbyists with disposable income who drive four cylinder vehicles. The Company has not independently verified the performance of its stand alone, distributorless Digital Fire product line in comparison to its competitors.


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


Both the MSD product line made by Autotronic Controls and the Jacobs product line produce distributor- type ignition systems that compete with the Perma-Tune Coilless and conventional ignitions, but not with the Digital Fire line. Whereas the Perma-Tune replaces the existing ignition system, the competitors' models utilize the original vehicle ignition systems. These models are more costly and their performance has proven to be inferior to Perma-Tune Coilless and conventional ignition systems in independent dynamometer tests at Norwood Autocraft in the Dallas area. Norwood Autocraft has reviewed this disclosure, as well as the supplementally provided dyno test charts, and has agreed that they are accurate.


Jacobs is the only other ignition manufacturer that produces two products similar to the Perma-Tune Coilless units. Unlike the Company's units, Jacobs' "coilless" products are specifically not usable in high performance engines.

INTELLECTUAL PROPERTY


The Company utilizes proprietary technology that includes processes for manufacturing ignition system components and concepts that relate to combustion efficiency. The Company presently utilizes trade secret law to protect this intellectual property. The original patent for the Perma-Tune expired in 1990. The Company knows of no other manufacturer making products designed similarly to the Company's products. No claims have been made or litigation instituted by any person or entity asserting that the Company does not own its intellectual property or is infringing on the property rights of others.

The Company licenses its technology from its President, Lonnie Lenarduzzi, for $1,000 per year under a licensing agreement executed on December 1, 1996 and extending for a period of 25 years to November 30, 2021. The Company has no obligations to pay royalties to Mr. Lenarduzzi or any other person or entity.


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


The Company protects its trade secrets by non-disclosure and by manufacturing processes that protect its products from reverse engineering. A specially engineered transformer that is key to the Perma-Tune's operation is manufactured in-house only using a proprietary process. All Perma-Tune products are potted after production and testing. Potting is a process whereby the inside of the units are filled with a special plastic polymer material that hardens completely into a solid block. The polymer is chemically similar to the coating on several of the key components, and bonds to these components' coating in the process. After potting is complete, the only way to open the product is to completely destroy it by smashing the solidified potting material. If the units were to be x-rayed, even this would not reveal the proprietary process by which the specially-engineered transformer is built, which is the key to the units' performance. The Company believes its trade secrets are secure from discovery and have been so for at least 12 years.


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

SALES STRATEGY


The Company does not make retail sales to end users. It sells to large wholesale warehouse distributors who sell its products to jobbers, mechanics, and specialty shops and the public. All sales to warehouse distributors are final. There are no rights of return. The Company warrants that its products will be free from defects in materials and workmanship for one year from the time of purchase by the end user. Should the Company determine that there are defects within the one year period, management has a choice to repair or replace the defective unit. In 1999, the Company repaired zero units and replaced 12 units; in 2000, the Company repaired zero units and replaced 8 units. Costs related to handling repairs and replacements have been insignificant and immaterial historically. Adoption of SAB-101 will not affect our financial statements because of the Company's no right of return (i.e., all sales are final) policy.


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


During the year ended December 31, 2000, four customers accounted for a total of 68% of sales. The Company has no supply agreements with any of these customers. The customers are Worldpac (32% of sales), Interamerican Motor Corp. (13% of sales), Performance Products (13% of sales) and SSF Imported Auto Parts, Inc.(10% of sales).



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

RECENT SALES OF UNREGISTERED SECURITIES


During the year ended December 31, 2000, the Company issued or sold securities which were not registered under the Securities Act of 1933, as amended (the "Act"), as follows: On June 26, 2000 the Company sold 150,000 shares for $60,000, or $.40 per share of lettered (restricted) stock, to Newport Capital Consultants. Bid prices for the Company's common stock ranged from $.25 to $1.25 during that period (see table on the previous page). The Company claims the exemption from registration afforded by Section 4(2) under the Act since no public offering was involved, the purchaser took the shares for investment and not resale and the Company took appropriate measures to restrict transfer.

No underwriters or agents were involved in any of the sales and no underwriting discounts or commissions were paid by the Company.



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


Production, profit margin and operational efficiency have all been improved in 2000. However, the Company experienced continuing losses due to the heavy burdens of legal and accounting expenses involved with fulfilling the requirements of a fully reporting company. At the direction of the SEC, legal and accounting fees previously classified as "Prepaid Offering Expenses" were reclassified as "General & Administrative Expenses." Other significant G&A expenses include $17,719 to Shapiro & Company for the production of brochures, folders and stickers for advertising, and $12,782 for the development of a new website. During this period, we have been limited in our ability to raise capital from an offering of our stock and exercise of our warrants because the Company's stock is listed on the Pink Sheets, which is not an automated quotation system and is characterized by an extremely low volume of activity. The Company's ability to raise equity capital will be impeded until it is listed on the NASDAQ Over the Counter Bulletin Board. Exercise of warrants is not attractive to shareholders at this time because the current stock price is lower than their warrant price of $2.00 per share.


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

The company is currently able to manufacture Plasma Injectors utilizing existing manufacturing facilities without incurring additional expense. However, new product development and the expansion of our manufacturing staff and facilities have been halted pending funding.


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


The short-term strategy is to begin shipment of the Mercedes products in fall of 2001. The Company already has some of these products in inventory and is ready to produce more. A distribution network for these parts has already been established. In speaking with its major distributors (Worldpac, Interamerican Motor Corp., Performance Products and SSF Imported Auto Parts, Inc.) regarding the Mercedes product line, the Company has learned that they are interested in carrying the line, and that they have customers who are ready to buy it as soon as they have received product samples and price lists from the Company. The Company does not have written commitments for these potential sales.

The interim marketing strategy is to develop the Honda and Toyota product line in the last quarter of 2001, and then move on to the development of the market for Perma-Tune products for domestic makes in 2002. The product lines require that production tooling be made, for which funding is currently unavailable. Most of the Company's distribution network already includes Asian car parts. There is interest in the Perma-Tune Toyota repair parts because there is currently no aftermarket supply available. The Company knows of no aftermarket manufacturing companies making replacement ignition modules for these automobiles. In 1999 the Company began negotiations with Toyota Racing Development (TRD) for distribution of the Perma-Tune product line through TRD catalogs and TRD retail shops located inside Toyota new car dealerships. The Company has demonstrated its applicable technology to TRD. TRD engineering has approved the basic design. Pending contract negotiations for start up and tooling costs and execution of non-disclosure agreements, the Company has agreed to manufacture product for distribution under the TRD name. Since TRD has yet to sign non-disclosure agreements with the Company, requires that the Company fund the tooling required for manufacturing, and such funding is not available at this time, the project has not progressed.

All Perma-Tune ignition systems designed for street vehicles are certified by California Air Resources Board Executive Order D-210. There was no testing required to obtain this certification because, in compliance with CARB regulations, the Company was able to state that its products do not alter the ignition timing of the engine. Therefore, if the vehicle meets EPA standards with its original ignition system, it will meet EPA standards with a Perma-Tune ignition system installed on it.

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


Gross profit in 2000 was $144,708 compared to $123,001 in 1999. As a percentage of sales, gross profit increased in 2000 to 56.8% from 50.1% in 1999. The Company has begun sub-contracting labor-intensive operations to increase its gross profit margin and to allow for rapid growth. The Company believes it can further improve its profit margin, has lined up additional sub-contractors to use in this expense-reducing effort, and will begin outsourcing additional segments of production once capital funding allows us to take advantage of the economies of scale these opportunities offer the Company. The higher the quantity of parts we can subcontract to outside vendors, the better price per piece the Company will be able to negotiate with each vendor, lowering our cost of goods sold and raising our profit margin. Circuitry which is currently hand-made in-house, can be outsourced for robotic manufacture with an expected increase in accuracy and reliability, but the Company will need to have the ability to make a large quantity purchase commitment and cover up-front set-up costs to implement these plans. In all cases, the Company will retain control over production of the Perma-Tune product line and its trade secrets by manufacturing the key components itself.

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


Research and development expenses were $7,494 in 1999 and $3,165 in 2000. This reduction in funding for research and development and testing will slow the introduction of new products, which will then have to be funded by the Company's income resulting from normal operations, after the satisfaction of accounts payable.


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


In the year ended December 31, 2000, the Company sold 150,000 shares in a private placement with Newport Capital Consultants for net proceeds of $60,000, or $.40 per share. Bid prices for the Company's common stock ranged from $.25 to $1.25 during this period (see table on page 11).

No underwriters or agents were involved in any of the sales and no underwriting discounts or commissions were paid by the Company.

As of December 31, 2000 the Company's cash reserves totaled $14,609 and total current assets were $82,796. As of December 31, 2000, the Company did not have any open lines of credit. The Company is continuing production and sales efforts as well as further research and development and has yet to break-even in terms of both cash flow and profitability. For the remainder of 2000 and into 2001, the Company has no long-term commitments but expects to incur additional costs for research and development. It also expects to expand its sales and marketing effort. These efforts could significantly increase demand for the Company's products beyond the Company's current production capacity. While the Company believes it can increase its production capacity to meet sales demand, significant additional capital could be required to meet expansion requirements.


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


The Company's working capital ratio was 1.001 in 2000, compared with .9153 in 1999. The Company will retire accounts payable from income generated by normal operations. It has agreements with its accountants and attorneys to pay them as funding becomes available.

The Company's inventory turnover ratios were 3.16 and 2.20 for 1999 and 2000, respectively. This decrease in turnover was a result of two factors. The Company deliberately built up stock in 2000 in order to eliminate backorders and be prepared to fill orders from stock. Additionally, time and labor that would normally have been utilized for sales activities were diverted to public offering activities.

The Company's Accounts Receivable ratios were 18 days and 5 days for 1999 and 2000, respectively. This decrease in 2000 was due to several factors: an increase in COD and credit card sales, the offering of an early payment discount to encourage customers to pay their invoices quickly, and light sales in the last quarter of 2000 which resulted in less open accounts receivable on December 31, 2000.


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


The Company's independent accounting firm has made disclosures indicating doubt about the Company's ability to continue as a going concern due to accumulated losses. The Company plans to reduce expenses by delaying research and development activities, delaying plans to subcontract components, delaying purchase of tooling to manufacture new connectors, delaying plans to expand marketing and advertising efforts, and by ordering raw materials in smaller quantities on a just-in-time basis. In addition, the Company is working to increase sales revenue using extremely cost-effective methods such as postcards publicizing its website and newer product offerings, and attending auto races to network with aftermarket performance shop owners and race teams. Without additional capital funding, the Company believes it can operate at its current level of liquidity for twelve to twenty-four months. However, it hopes to obtain short-term funding until operations are ramped up, creating the profitability that will improve its liquidity position.



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


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


Lonnie Lenarduzzi has entered into a Licensing Agreement to license to the Company all technology developed by him for $1,000 per year. The Licensing Agreement was entered into on December 1, 1996 and has a term of 25 years, extending to November 30, 2021.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

     (a) No reports on Form 8-K were filed during the last quarter of the period covered by this report.

     (b)  INDEX TO EXHIBITS

         Exhibit No.    Description of Exhibit
         ----------     ----------------------
         3.1            Articles of Incorporation                  (1)

         3.2            Amendment to Articles of Incorporation     (2)

         3.3            By-Laws                                    (3)

         4.1            Form of Stock Purchase Warrant             (4)


        10.1            License Agreement dated December 1, 1996
                        between Lonnie Lenarduzzi and Perma-Tune   (5)

        10.2            Non-Disclosure and Non-Circumvention
                        Agreement between Perma-Tune and
                        Linda Decker                               (5)

        10.3            Non-Disclosure and Non-Circumvention
                        Agreement between Perma-Tune and
                        Randy R. Knapp                             (5)

        10.4            Non-Disclosure and Non-Circumvention
                        Agreement between Perma-Tune and
                        Beth A. Knapp                              (5)

        10.5            Marketing Plan prepared by Shapiro & Co.   (5)

    (c)  DESCRIPTION OF EXHIBITS

         Exhibit No.   Description of Exhibit
         -----------   ----------------------
         3.1           Articles of Incorporation                  (1)

         3.2           Amendment to Articles of Incorporation     (2)

         3.3           By-Laws                                    (3)


         4.1           Form of Stock Purchase Warrant             (4)

       10.1            License Agreement dated December 1, 1996
                       between Lonnie Lenarduzzi and Perma-Tune   (5)

        10.2           Non-Disclosure and Non-Circumvention
                       Agreement between Perma-Tune and
                       Linda Decker                               (5)

        10.3           Non-Disclosure and Non-Circumvention
                       Agreement between Perma-Tune and
                       Randy R. Knapp                             (5)

        10.4           Non-Disclosure and Non-Circumvention
                       Agreement between Perma-Tune and
                       Beth A. Knapp                              (5)

        10.5           Marketing Plan prepared by Shapiro & Co.   (5)


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


(5) Filed as an exhibit to the Company's Form 10-SB12G, as amended, filed with the Securities and Exchange Commission on July 6, 2001, and incorporated herein by reference.

                                   SIGNATURES


     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            PERMA-TUNE ELECTRONICS, INC.

Amendment No. 1
DATED: July 6, 2001                By:  /s/ Lonnie Lenarduzzi

                                             ------------------------
                                             Lonnie Lenarduzzi, President



     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


NAME                          TITLE                              DATE


/s/ Lonnie Lenarduzzi       President, Chief Executive Officer  July 6, 2001
---------------------        and Director
Lonnie Lenarduzzi           (Principal Executive Officer)


/s/ Linda Decker            Secretary, Chief Marketing          July 6, 2001
---------------------        Officer and Director
Linda Decker                (Principal Financial Officer,

                             Principal Accounting Officer)



/s/ Larrie Lenarduzzi       Director                            July 6, 2001

---------------------
Larrie Lenarduzzi



/s/ Wayne Robertson         Director                            July 6, 2001

---------------------
Wayne Robertson



/s/ Harold Smith            Director                            July 6, 2001

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


/s/ Travis, Wolff & Company, L.L.P.
-----------------------------------

Travis, Wolff & Company, L.L.P.
Dallas, Texas
January 22, 2001

                           PERMA-TUNE ELECTRONICS, INC
                                 Balance Sheets

                                                           December 31,
                                                     --------------------------
                                                       2000            1999
                                                   -----------      -----------
 ASSETS
 CURRENT ASSETS:
     Cash                                          $    11,046      $    24,752
     Accounts receivable, trade                          3,549           12,278
     Inventory                                          50,007           38,783
     Prepaid expenses                                    3,414                -
     Deposits                                              160              160
                                                   -----------      -----------
       Total current assets                             68,176           75,973
                                                   -----------      -----------
 PROPERTY, PLANT AND EQUIPMENT:
     Molds and tooling                                   5,506            4,250
     Leasehold improvements                              2,900              690
     Machinery and equipment                            54,574           50,124
                                                   -----------      -----------
                                                        62,980           55,064
     Less accumulated depreciation                      53,130           48,830
                                                   -----------      -----------
                                                         9,850            6,234
                                                   -----------      -----------

                                                   $    78,026      $    82,207
                                                   ===========      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
 CURRENT LIABILITIES:
 Line of credit                                    $         -      $     2,000
 Accounts payable, trade                                21,686           18,308
 Note payable - stockholder                             40,000           50,000
 Accrued liabilities                                     5,829           12,693
                                                   -----------      -----------
       Total current liabilities                        67,515           83,001
                                                   -----------      -----------

 STOCKHOLDERS' EQUITY (DEFICIT):
     Common stock - 10,000,000 shares of
       no par stock authorized, 2,292,700
       and 2,142,700 issued and outstanding
       as of December 31, 2000 and 1999,
       respectively                                    243,395          183,395
     Additional paid-in capital                         15,550           15,550
     Accumulated deficit                              (248,434)         199,739)
                                                   -----------      -----------
       Total stockholders' equity (deficit)             10,511             (794)
                                                   -----------      -----------

                                                   $    78,026      $    82,207
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

REVENUE RECOGNITION AND PRODUCT WARRANTY


The Company sells its products to wholesale distributors on a no return policy and revenue is recognized at the time the products are shipped. The product is warrantied for defects for one year from the user's original purchase, and, at management's option, the Company will either repair or replace units that prove to be defective. As of December 31, 1999 and 1998, the Company has determined that a warranty provision is not necessary given the extremely low number of returned products during the Company's history.


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

                          PERMA-TUNE ELECTRONICS, INC.
                          Notes to Financial Statements
                           December 31, 2000 and 1999

NOTE 2 - INCOME TAXES


At December 31, 2000 and 1999, and for the years then ended, the Company has incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $244,400 and $208,105 at December 31, 2000 and 1999, respectively, and will expire in the years 2011 through 2019.


The provision for federal income tax consists of the following for the years ended December 31:

                                                  2000              1999
                                                --------------    ------------
Current (provision) benefit                    $        -        $        -
Deferred (provision) benefit                            -                 -
                                                --------------    ------------
                                               $        -        $        -
                                                ==============    ============

Deferred income taxes consist of the following at December 31:

                                                     2000              1999
                                                --------------    ------------
Current:
    Deferred tax assets                        $        -        $        -
    Deferred tax asset valuation allowance              -                 -
                                                --------------    ------------

                                               $        -        $        -
                                                ==============    ============

Non-current:

    Deferred tax assets                        $   36,665        $   31,216
    Deferred tax asset valuation allowance        (36,665)          (31,216)
    Deferred tax liabilities                            -                 -

                                                --------------    ------------

                                               $        -        $        -
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