Form 10QSB/A
period 2001-03-31
PERMA TUNE ELECTRONICS INC
filed 2001-07-06
CIK 1074663

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB/A
                                 AMENDMENT NO. 1

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

                 111SOUTH  BIRMINGHAM  STREET,  WYLIE,  TEXAS 75098  (Address of
                    principal executive offices)

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

                                                                         Page
                                                                        Number

PART I.    FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

       Balance Sheet as of March 31, 2001                                 3

       Statements of Operations for the three months
       ended March 31, 2001 and 2000                                      4

       Statements of Cash Flows for the three months
       ended March 31, 2001 and 2000                                      5

       Notes to Financial Statements                                      6

Item 2. Management's Discussion and Analysis of Financial Condition      12
        and Results of Operations


Part II.   OTHER INFORMATION                                             23

Item 1.    Legal Proceedings                                             23

Item 2.    Change in Securities and Use of Proceeds                      23

Item 3.    Defaults Upon Senior Securities                               23

Item 4.    Submission of Matters to a Vote of Security Holders           23

Item 5.    Other Information                                             23

Item 6.    Exhibits and Reports on Form 8-K                              23

SIGNATURES                                                               24

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

                          PERMA-TUNE ELECTRONICS, INC.
                            Statements of Operations
                                   (Unaudited)

                                               For the Three Months Ended
                                                         March 31,
                                            -------------------------------
                                                2001               2000
                                            ------------     ---------------


 Net sales                                  $     53,319     $        49,407

 Cost of goods sold                               25,831              20,064
                                            ------------     ---------------

 Gross profit                                     27,488              29,343
                                            ------------     ---------------

 Operating expenses:
 General and administrative                       50,396              22,324
 Legal and professional                           30,296              18,038
 Research and development                          1,559                 276
 Depreciation                                        841               1,075
                                            ------------     ---------------
                                                  83,092              41,713
                                            ------------     ---------------

 Loss from operations                            (55,604)            (12,370)
                                            ------------     ---------------

 Other income (expense):
 Interest expense                                 (1,414)             (1,425)
 Consulting                                        5,001                   -
                                            ------------     ---------------
                                                   3,587              (1,425)
                                            ------------     ---------------
 Loss before federal income tax                  (52,017)            (13,795)

 Provision for federal income tax                      -                   -
                                            ------------     ---------------

 Net loss                                   $    (52,017)    $       (13,795)
                                            ============     ===============

 Loss per share:
 Basic                                      $     (0.023)    $        (0.006)
                                            ============     ===============
 Diluted                                    $     (0.023)    $        (0.006)
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


Production, profit margin and operational efficiency have all been further improved in the first quarter of 2001. However, the Company experienced continuing losses due to the heavy burdens of legal and accounting expenses involved with fulfilling the requirements of a fully reporting company. At the direction of the SEC, legal and accounting fees previously classified as "Prepaid Offering Expenses" were reclassified as "General & Administrative Expenses." During this period, we have been limited in our ability to raise capital from an offering of our stock and exercise of our warrants. because the Company's stock is listed on the Pink Sheets, which is not an automated quotation system and is characterized by an extremely low volume of activity. The Company's ability to raise equity capital will be impeded until it is listed on the NASDAQ Over the Counter Bulletin Board. Exercise of warrants is not attractive to shareholders at this time because the current stock price is lower than their warrant price of $2.00 per share.


Management believes it is well positioned to take advantage of the infrastructure improvements it has made (implementation of fully integrated manufacturing/data base accounting software, the dedication of an officer to finance/SEC compliance and marketing planning, outsourcing of certain manufacturing functions) when significant capital becomes available.


Since the Company has not yet applied to be listed on the NASD OTC BB and raised money from its outstanding warrants, we have focused on our existing product lines to provide operating capital. The Company has concentrated its efforts on streamlining and increasing the production of its existing product lines in order to eliminate backorders for Porsche products, and to begin shipping
Mercedes products. As of the end of the first quarter of 2001, all backorders have been eliminated and reserves of finished product are in stock. The Company expects to ship future orders directly from stock to increase customer satisfaction and permit quicker collection of accounts receivable.


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


The Company sells to six wholesale distributors who supply an unknown number of distributors and retailers. The products of the Company are sold throughout the United States. All sales to warehouse distributors are final. There are no rights of return. The Company warrants that its products will be free from defects in materials and workmanship for one year from the time of purchase by the end user. Should the Company determine that there are defects within the one year period, management has a choice to repair or replace the defective unit. In the first quarter of 2000, the Company repaired zero units and replaced 2 units; in the first quarter of 2001, the Company repaired zero units and replaced 1 unit. Costs related to handling repairs and replacements have been insignificant and immaterial historically. Adoption of SAB-101 will not affect our financial statements because of the Company's no right of return (i.e., all sales are final) policy.

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



General and Administrative (G & A) expenses were $50,396 and $ 22,324 in the first quarters of 2001 and 2000, respectively. As a percentage of sales, G & A expenses increased to 94.5% from 45.2%. This increase was due to Internet fees and site development costs ($4230.50) and an increase in legal and accounting fees. Legal and accounting fees increased during this period due to fees associated with the auditing of the Company's financials for the year ended December 31, 2000, and for fees associated with services related to completing SEC filings. Other income increased due to the receipt of consulting fees associated with Mr. Lenarduzzi's research and development work with US MagneGas.

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


On January 12, 2001 the Company entered into a $15,000 line of credit with The American National Bank of Texas in Wylie that is collateralized by the Company's accounts receivable, inventory and equipment. The line was renegotiated to $25,000 on March 12, 2001, with an initial interest rate of 11.5%. Accrued interest is payable monthly, and the maturity date is March 12, 2002.


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

Inventory at March 31, 2001 was $38,546. Inventory at March 31, 2000 was $47,327. The inventory turnover ratios were .7 and .4 for the periods ending March 31, 2001 and 2000, respectively. This decrease was due to decline in production activity to concentrate on the public offering. Accounts receivable ratios were 26 days and 20 days for the periods ending March 31, 2001 and 2000, respectively. Working capital ratios were .55 and 1.46 for the periods ending March 31, 2001 and 2000, respectively. This change was due to a large increase in accounts payable for legal and accounting services resulting from the Company's preparation and filing of SEC forms. The Company has agreements with its accountants and attorneys to pay these balances as funding becomes available via accounts receivable generated from the normal operations of the Company.


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


The Mercedes Benz Kit 1 is now in stock. The Company has selected Kingsborne to subcontract the manufacturing of the supplemental Mercedes products for Kits 2 and 3. Initial reaction of the Company's wholesale distributors to the Mercedes product release in December of 2000 has been conservative due to the product's cost. Wholesale prices for the Perma-Tune Mercedes Benz Kits are: $380 for Kit #1, $310 for Kit #2 and $643 for Kit #3. While these prices are comparable to other new replacement parts kits offered by our wholesalers, their concern is that customers are currently purchasing rebuilt replacement parts at prices lower than that of new replacement parts.

Wholesalers indicate that if enough of their customers inquire about the product, they will stock the products. The Company's research indicates that there are no aftermarket products that compete with the Company's offerings available, and that consumers will buy the Company's Mercedes Kits if they are readily available to them. After speaking with the Company's major distributors (Worldpac, IMC, Performance Products and SSF), the Company has learned that these distributors are interested in carrying the product line, and that they are aware of customers of theirs who will buy the products. The distributors are awaiting receipt of production samples of the spark plug wire harness component of the kits (they have already received prototype samples of the wire sets) and price lists before they proceed to stock the product line. The Company does not have written commitments from these distributors to purchase the products. Since funding for large-scale advertising and marketing is not available at this time, the Company is promoting the products via its website and direct mailings of postcards.


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


The White Paper circulated by the Company has resulted in a new application of the Plasma Injector for use with alternative fuels. Dr. Ruggero Santilli of US MagneGas has read the Perma-Tune White Paper and believes that the theory set forth in the paper is consistent with his research in plasma theory. US MagneGas manufactures equipment that creates a clean burning fuel from crude oil or liquid petroleum wastes using their own plasma arc technology (a term employed by US MagneGas to describe the patented process by which their equipment creates a plasma state in the production of MagneGas). Dr. Santilli theorized that since MagneGas was created in a plasma field, a plasma field may be needed to burn MagneGas in an automobile engine.

Plasma is commonly referred to as "the fourth state of matter", after solid, liquid and gas. Plasma is a high temperature, ionized gas composed of electrons and positive ions in such relative numbers that the gaseous medium is essentially neutral. The plasma field is produced by a Perma-Tune Plasma Injector by subjecting the fuel-air mixture to a sudden blast of high-Voltage energy (32,000 Volts with a rise time of 2 nanoseconds) which strips valence electrons from the fuel-air molecules.

Subsequently, US MagneGas flew Lonnie Lenarduzzi to their laboratory in Largo, Florida to conduct experimentation using MagneGas to power a bi-fuel automobile. Mr. Lenarduzzi installed a Digital Fire and four Plasma Injectors on a Honda automobile, achieving remarkable success. Better performance was achieved in the experiment with Perma-Tune Plasma Drives than had ever before been achieved using MagneGas in an automobile with any other ignition system. The exhaust gas from the test vehicle running on MagneGas was analyzed and found to contain no carbon monoxide, elevated oxygen levels and even less hydrocarbons than were measured in the surrounding atmosphere before the test. These tests were performed using a digital read-out, four-gas analyzer. This piece of equipment does not have the capability to produce hard-copy reports.

Installation of a Digital Fire and Plasma Injectors on older vehicles consists of mounting a crankshaft encoder on the engine and installing one Digital Fire to control the Plasma Injectors (one per cylinder). For new vehicles, if desired, the existing controller can be used instead of a Digital Fire to control the Plasma Injectors (again, one per cylinder). If the vehicle is to be powered by MagneGas, it would have to be fitted with a gas storage cylinder and fuel delivery system identical to those used on natural-gas powered vehicles currently in use today.

The test results showing elevated oxygen levels and less hydrocarbons are a result of two factors. 1) Perma-Tune's Plasma Injector technology more completely burns the fuel-air mixture in the vehicle due to the ionization achieved via a plasma field (described above) and the initiation of combustion with an explosion rather than the spark which is used in conventional ignition systems. 2) Chemical reactions produced by burning MagneGas, details of which are the intellectual property of US MagneGas, to which the Company does not have access.


The experiment demonstrated that existing vehicles can be modified to operate on both gasoline and MagneGas with the addition of the Plasma Injector and Digital Fire to achieve improved performance.


The Company sold eight Plasma Injectors and two Digital Fire systems to US MagneGas, one set for the Honda and another set to use in experiments on a four-cylinder generator. Revenues from the Company's work with US MagneGas as of 3/31/01 total $16,289.66. Both companies have agreed to continue working together to fully develop commercial application for these technologies. US MagneGas is studying the possibility of other uses for the Plasma Injector in gas ionization processing equipment that they manufacture.

US MagneGas has reviewed this disclosure and has agreed that it is correct.


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

     Not applicable

Item 5.    Other Information

     Not applicable

Item 6.    Exhibits and Reports on Form 8-K

     (a) Exhibits

         None

     (b) Reports on Form 8-K

         None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.


                              PERMA-TUNE ELECTRONICS, INC.



                          By: /s/ Linda Decker
                              -------------------------
                              Linda Decker
                              Chief Financial Officer


Amendment No. 1
Date:  July 6, 2001