Form 10QSB
period 2001-06-30
PERMA TUNE ELECTRONICS INC
filed 2001-08-20
CIK 1074663

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark One)

        [X]    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                        EXCHANGE ACT OF 1934

                   For the quarterly period ended June 30, 2001

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


    Check  whether the issuer (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


     State the number of shares outstanding of each of the issuer's classes of common equity. As of June 30, 2001 - 2,312,700 shares of Common Stock

                    Documents Incorporated by Reference: NONE

          Transitional Small Business Disclosure Format: Yes [ ] No [X]

                          PERMA-TUNE ELECTRONICS, INC.
                                   FORM 10-QSB
                                      Index

                                                                         Page
                                                                        Number

PART I.    FINANCIAL INFORMATION

Item 1.Financial Statements (unaudited)

       Balance Sheet as of June 30, 2001                                  3

       Statements of Operations for the three months
       ended June 30, 2001 and 2000                                       4

       Statements of Operations for the  six months ended
       June 30, 2001 and 2000                                             5

       Statements of Cash Flows for the six months
       ended June 30, 2001 and 2000                                       6

       Notes to Financial Statements                                      7

Item 2. Management's Discussion and Analysis of Financial Condition      13
        and Results of Operations

Part II.   OTHER INFORMATION                                             27

Item 1.    Legal Proceedings                                             27

Item 2.    Change in Securities and Use of Proceeds                      27

Item 3.    Defaults Upon Senior Securities                               27

Item 4.    Submission of Matters to a Vote of Security Holders           27

Item 5.    Other Information                                             27

Item 6.    Exhibits and Reports on Form 8-K                              27

SIGNATURES                                                               28

PART I.    FINANCIAL INFORMATION
Item 1.    Financial Statements

                          PERMA-TUNE ELECTRONICS, INC.
                                 Balance Sheets

                                                                  June 30,
                                                                    2001
                                                               -------------
 ASSETS                                                         (Unaudited)
 CURRENT ASSETS:
     Cash                                                       $    2,666
     Accounts receivable, trade                                     19,717
     Inventory                                                      32,222
     Prepaid offering costs                                              -
     Deposits                                                          160
                                                                 ---------
       Total current assets                                         54,765
                                                                 ---------
 PROPERTY, PLANT AND EQUIPMENT:
     Molds and tooling                                               5,523
     Leasehold improvements                                          3,127
     Machinery and equipment                                        54,574
                                                                 ---------
                                                                    63,224
     Less accumulated depreciation                                  54,812
                                                                 ---------
                                                                     8,412
                                                                 ---------

                                                                $   63,177
                                                                 =========

 LIABILITIES AND STOCKHOLDERS' DEFICIT
 CURRENT LIABILITIES:
     Line of credit                                             $   20,300
     Accounts payable, trade                                        61,088
     Notes payable - stockholder                                    40,000
     Accrued liabilities                                             5,829
                                                                 ---------
       Total current liabilities                                   127,217
                                                                 ---------

 STOCKHOLDERS' DEFICIT:
     Common stock - 10,000,000 shares of  no par
        stock authorized, 2,312,700 issued and
        outstanding as of June 30, 2001                            248,395
     Additional paid-in capital                                     15,550
     Accumulated deficit                                          (327,985)
                                                                 ---------
       Total stockholders' deficit                                 (64,040)
                                                                 ---------

                                                                $   63,177
                                                                 =========

The accompanying notes are an integral part of the financial statements.

                          PERMA-TUNE ELECTRONICS, INC.
                            Statements of Operations

                                                 For the Three Months Ended
                                                        June 30,
                                               ------------------------------
                                                    2001             2000
                                               --------------  --------------
                                                 (Unaudited)      (Unaudited)

 NET SALES                                     $       74,023  $       73,840

 COST OF GOODS SOLD                                    26,501          46,484
                                               --------------  --------------
 GROSS PROFIT                                         47,522           27,356
                                               --------------  --------------
 OPERATING EXPENSES:
 General and administrative                            37,631          25,371
 Legal and professional                                29,740           4,275
 Research and development                               2,951             196
 Depreciation                                             841               -
                                               --------------  --------------
                                                       71,163          29,842
                                               --------------  --------------

 LOSS FROM OPERATIONS                                (23,641)          (2,486)
                                               --------------  --------------

 OTHER INCOME (EXPENSE):
 Interest expense                                      (3,899)         (1,685)
 Other                                                      5            (936)
                                               --------------  --------------
                                                       (3,894)         (2,621)
                                               --------------  --------------
 LOSS BEFORE FEDERAL INCOME TAX                       (27,535)         (5,107)

 Provision for federal income tax                           -               -
                                               --------------  --------------

 NET LOSS                                      $      (27,535) $       (5,107)
                                               ==============  ==============
 LOSS PER SHARE:
 Basic                                         $       (0.012) $       (0.002)
                                               ==============  ==============
 Diluted                                       $       (0.012) $       (0.002)
                                               ==============  ==============

The accompanying notes are an integral part of the financial statements.

                          PERMA-TUNE ELECTRONICS, INC.
                            Statements of Operations

                                                 For the Six Months Ended
                                                          June 30,
                                                ---------------------------
                                                     2001          2000
                                                 ------------   ------------
                                                 (Unaudited)    (Unaudited)

 NET SALES                                       $    127,342   $     123,247

 COST OF GOODS SOLD                                    52,331          66,548
                                                  ------------   ------------
 GROSS PROFIT                                          75,011          56,699
                                                  ------------   ------------
 OPERATING EXPENSES:
 General and administrative                            88,027          47,695
 Legal and professional                                60,036          22,313
 Research and development                               4,510             472
 Depreciation                                           1,682           1,074
                                                  ------------   ------------
                                                      154,255          71,554
                                                  ------------   ------------

 LOSS FROM OPERATIONS                                 (79,244)        (14,855)
                                                 ------------   ------------
 OTHER INCOME (EXPENSE):
 Interest expense                                      (5,313)         (3,110)
 Other                                                  5,006            (936)
                                                  ------------   ------------
                                                         (307)        (4,046)
                                                  ------------   ------------

 LOSS BEFORE FEDERAL INCOME TAX                       (79,551)        (18,901)

 Provision for federal income tax                           -               -
                                                  ------------   ------------

 NET LOSS                                        $    (79,551)  $     (18,901)
                                                  ============   ============

 LOSS PER SHARE:
 Basic                                           $     (0.034)  $      (0.009)
                                                  ============   ===========
 Diluted                                         $     (0.034)  $      (0.009)
                                                  ============   ============

The accompanying notes are an integral part of the financial statements.

                          PERMA-TUNE ELECTRONICS, INC.
                            Statements of Cash Flows

                                                      For the Six   For the Six
                                                      Months Ended  Months Ended
                                                       June 30,       June 30,
                                                     -------------  ------------
                                                          2001          2000
                                                     ------------- -------------
                                                      (Unaudited)   (Unaudited)
 Cash flows from operating activities:
 Net loss                                            $  (79,551)   $   (18,901)
                                                      ----------    -----------
 Adjustments to reconcile net loss to net cash
 used in operating activities:
 Depreciation                                             1,682          1,074
 Changes in operating assets and liabilities:
 (Increase) decrease in trade accounts receivable       (16,168)        (7,693)
 (Increase) decrease in inventory                        17,785           (724)
 (Increase) decrease in prepaid expenses                  3,414              -
 Increase in accounts payable                            39,402        (15,840)
 Decrease in accrued expenses                                 -         (9,171)
                                                      ----------    -----------
 Total adjustments                                       46,115        (32,354)
                                                      ----------    -----------

 Net cash used in operating activities                  (33,436)       (51,255)
                                                      ----------    -----------

 Cash flows used in investing activities:
 Acquisition of property and equipment                     (244)        (8,339)
                                                      ----------    -----------

 Cash flows from financing activities:
 Repayments of long-term debt                                 -        (10,000)
 Proceeds from line of credit                            22,500         13,500
 Repayments of line of credit                            (2,200)       (15,500)
 Proceeds from sale of stock                              5,000         60,000
                                                      ----------    -----------

 Net cash provided by financing activities               25,300         48,000
                                                      ----------    -----------

 Decrease in cash                                        (8,380)       (11,594)

 Cash, beginning of period                               11,046         24,752
                                                      ----------    -----------

 Cash, end of period                                 $    2,666  $      13,158
                                                      ==========    ===========

 Cash paid during the period for:
   Interest                                          $    5,313    $     1,791
                                                      ==========    ===========

The accompanying notes are an integral part of the financial statements.

                          PERMA-TUNE ELECTRONICS, INC.
                          Notes to Financial Statements
                                  June 30, 2001
                                   (Unaudited)


Note 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Operations
     ----------
     Perma-Tune Electronics, Inc. (the "Company") is a Texas corporation that was incorporated in 1993. The Company is engaged in the manufacture and sale of high performance automobile ignition systems for distribution throughout the United States and Canada.

     Trade accounts receivable
     -------------------------
     The Company provides for  uncollectible  receivables using an allowance for doubtful accounts. As of June 30, 2001 the Company considers all receivables fully collectible and, as such, no allowance is included in trade accounts receivable.

     Inventories
     -----------
     Inventories are valued at the lower of cost or market with cost being determined using the first-in, first-out method and consist of the following at:

                                                          June 30,
                                                           2001
                                                     --------------
                                                        (Unaudited)
                 Raw materials                      $        26,353
                 Work in process                              1,101
                 Finished goods                               4,768
                                                     --------------
                                                    $        32,222
                                                     ==============

     Property, plant and equipment

     Property, plant and equipment are stated at cost and are depreciated or amortized over the estimated useful lives and methods as summarized below:

              Asset Type                 Estimated Life           Method
      -----------------------------------------------------------------------
      Molds and tooling                      5 years             Accelerated
      Leasehold improvements               5 - 7 years           Accelerated
      Machinery and equipment               Lease term          Straight-line

                          PERMA-TUNE ELECTRONICS, INC.
                          Notes to Financial Statements
                                  June 30, 2001
                                   (Unaudited)

Note 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

     Property, plant and equipment - (continued)
     -------------------------------------------
     Maintenance and repairs are expensed when incurred. Material expenditures which increase the life of an asset are capitalized and depreciated over the estimated remaining useful life of the asset. The cost of assets sold, or otherwise disposed of, and the related accumulated depreciation are removed from the accounts and any gains or losses are reflected in current operations.

     Depreciation expense for the six months ended June 30, 2001 and 2000, was $1,682 and $1,074, respectively.

     Federal income taxes
     --------------------
     Deferred taxes are calculated on temporary differences resulting from different financial and income tax reporting methods used to recognize income and expenses. These differences result primarily from methods used to calculate depreciation and the allowance for doubtful accounts.

     Additional paid-in capital
     --------------------------
     The major shareholder of the Company, Lonnie Lenarduzzi, contributed $15,550 cash to the Company in 1994.

     Concentration of risk
     ---------------------
     The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in these accounts and believes it is not exposed to any significant risk on cash.

     For the six months ended June 30, 2001, three customers accounted for 11%, 12% and 19%, respectively, of net sales.

     For the six months ended June 30, 2000, three customers accounted for 16%, 16% and 28%, respectively, of net sales.

                          PERMA-TUNE ELECTRONICS, INC.
                          Notes to Financial Statements
                                  June 30, 2001
                                   (Unaudited)

Note 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

     Concentration of risk - continued
     ---------------------------------
     The breakdown of these net sales is as follows:

                                  Net sales for          Net sales for
                                six months ended        six months ended
       Customer                   June 30, 2001          June 30, 2000
       --------                 ----------------       -----------------
           A                     $       14,427        $         19,119
           B                     $       14,867        $              -
           C                     $       24,403        $         34,988
           D                     $            -        $         19,494

     Net loss per share
     ------------------
     Basic and diluted loss per share is calculated on the weighted average number of shares of common stock outstanding during the period. The weighted average number of shares outstanding at June 30, 2001 and 2000 were 2,294,689 and 2,192,435, respectively.

     Revenue recognition and product warranty
     ----------------------------------------
     Revenue is recognized at the time the products are shipped. The product is warrantied for one year from original purchase, and, at management's option, the Company will either repair or replace units that prove to be defective. As of June 30, 2001, the Company has determined that a warranty provision is not necessary given the lack of returned products during the Company's history.

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

                          PERMA-TUNE ELECTRONICS, INC.
                          Notes to Financial Statements
                                  June 30, 2001
                                   (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

     Statements of cash flows
     ------------------------
     For purposes of the statements of cash flows, the Company considers all highly liquid financial instruments purchased with an original maturity of three months or less to be cash equivalents. At June 30, 2001, there were no cash equivalents.

     Use of estimates
     ----------------
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the financial statements at, and during the reporting periods. Actual results could differ from these estimates.

NOTE 2 - INCOME TAXES

     At June 30, 2001 and 2000, and for the years then ended, the Company has incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $328,000 at June 30, 2001 and will expire in the years 2011 through 2019.

     The provision for federal income tax consists of the following for the six months ended June 30:
                                                    2001              2000
                                                --------------    ------------
     Current (provision) benefit               $        -        $        -
     Deferred (provision) benefit                       -                 -
                                                --------------    ------------
                                               $        -        $        -
                                                ==============    ============

     Deferred income taxes consist of the following at June 30, 2001:

     Current:
       Deferred tax assets                            $        -
       Deferred tax asset valuation allowance                  -
                                                       --------------
                                                      $        -
                                                       ==============
     Non-current:
       Deferred tax assets                            $   45,705
       Deferred tax asset valuation allowance            (45,705)
       Deferred tax liabilities                                -
                                                       --------------
                                                      $        -
                                                       ==============

                          PERMA-TUNE ELECTRONICS, INC.
                          Notes to Financial Statements
                                  June 30, 2001
                                   (Unaudited)

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


NOTE 4 - COMMITMENTS

     On June 1, 2000, the Company entered into an agreement to extend its current lease of office and production facilities under an operating lease through May 2005. Lease expense was $10,550 and $7,500 for each of the six months ending June 30, 2001 and 2000, respectively.

     Minimum future lease rentals are as follows:

                     Year Ended
                     December 31,               Amount
                     ------------               ------
                         2001                  $18,300
                         2002                   18,600
                         2003                   18,600
                         2004                   18,600
                         2005                    7,750


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

     For the six months ended June 30, 2001, no additional warrants have been issued or exercised and at June 30, 2001, 348,000 warrants remained outstanding

                          PERMA-TUNE ELECTRONICS, INC.
                          Notes to Financial Statements
                                  June 30, 2001
                                   (Unaudited)

NOTE 6 - LINE OF CREDIT

     On January 12, 2001 the Company entered into a $15,000 line of credit with a bank that is collateralized by the Company's accounts receivable, inventory and equipment. The line was renegotiated to $25,000 during the quarter ended March 31, 2001. The line requires monthly payments of accrued interest accrued at the bank's prime rate (6.75%) plus 3.0% and matures on February 12, 2002. As of June 30, 2001, the outstanding balance was $20,300.


NOTE 7 - INTERIM FINANCIAL STATEMENTS AND RELATED INFORMATION

     The balance sheet at June 30, 2001, the income statements for the six months ended June 30, 2001 and 2000, and the information included herein to the notes for those periods, have not been audited. It is management's opinion that all necessary and recurring adjustments have been made in order that the above referenced financial statements are not misleading.


NOTE 8 - CONTINUED OPERATIONS

     As shown in the financial statements, the Company incurred an operating loss of approximately $80,000 for the six months ended June 30, 2001 and has an accumulated deficit of approximately $328,000. Accordingly, there is substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability of assets or amounts of liabilities should the Company be unable to continue as a going concern. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Management is committed to reducing expenses, and continues to attempt to raise capital through the issuance of common stock through registration with the Securities and Exchange Commission (SEC).

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

Production, profit margin and operational efficiency continued to improve in the second quarter of 2001. While the Company has taken steps to contain the cost of legal and accounting expenses associated with fulfilling the requirements of a fully reporting company, it still carries a high debt load for services related to these items accrued in the last 18 months. Administrative and legal fees associated with the preparation of quarterly filings with the SEC have been reduced by bringing the bulk of that work in-house, rather than outsourcing it.

Also in the second quarter of 2001, the Company has reduced the raw materials it stocks, utilizing on hand reserves, and replenishing stock in smaller quantities on a just-in-time, as-needed basis in order to reduce capital tied up in inventory. Website development costs have been reduced from $4156 in the second quarter of 2000, to $210 in the second quarter of 2001.


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

Management believes it is well positioned to take advantage of the infrastructure improvements it has made (implementation of fully integrated manufacturing/data base accounting software, the dedication of an officer to finance/SEC compliance and marketing planning, outsourcing of certain manufacturing functions) when significant capital becomes available. In the second quarter of 2001, cost reductions began to be realized as a result of using the Company's integrated software, and as a result of the dedication of an officer to finance and SEC compliance. This software enables Company personnel to calculate and track many of the complex measurement ratios that it previously required professional assistance to manage.

Since the Company has not yet applied to be listed on the NASD OTC BB and raised money from its outstanding warrants, we have focused on our existing product lines to provide operating capital. The Company has concentrated its efforts on streamlining and increasing the production of its existing product lines in order to eliminate backorders for Porsche products, and to begin shipping Mercedes products. As of the end of the second quarter of 2001, the Company has achieved a balance allowing it to ship with very short lead times, usually shipping from stock on hand. The Company has put procedures in place to ensure that manufacturing is completed just in time to fill orders, which will not only minimize capital tied up in on-hand stock, but will increase customer satisfaction and permit quicker collection of accounts receivable. The Company has increased its efforts to find European and Japanese distributors of its products.

The Company is pursuing its plans to be listed on the OTC BB, and has increased its efforts to bring additional market makers on board to assist in boosting the trading volume of its stock.


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

The Company has designed the Digital Fire product line that generates revenue in the manufacturing of hardware and software. The Digital Fire involves two kinds of software akin to the desktop computer. The Digital Fire Operating System
(DFOS) is like Windows to a desktop computer and the Palm Pilot software is like a word processor. For the Digital Fire, DFOS is the software that determines if the unit is a four cylinder, six cylinder or eight cylinder product. This software configures the Digital Fire for what kind of car it will be used on but not what to do. The ability to change the "to do" instructions are intended to fine tune the engine for maximum performance given any different set of variables at the race track. During the last step of manufacture for each unit, a special chip containing the DFOS is inserted that determines which type of Digital Fire the unit will be. Simply programming new DFOS can create new features and products. This software is not retrievable from any unit and it is proprietary. It cannot be altered once the unit is completely assembled. The Digital Fire Programming Software (DFPS) is the software that allows the user to program the Digital Fire. This software can be continuously upgraded and customized like Word or any other user interface. This software resides in a Palm Pilot personal organizer. It is very inexpensive, easy to use, and is connected to the Internet via the desktop computer or the new Connected Palm Pilot. The Company intends to continue developing new DFPS designed for distribution through the Internet or compact disk. The open architecture design of the Digital Fire may allow the Company to reduce DFPS development costs by acquiring software developed by freelance programmers.

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

In February 2000, the Company began a dialog with the Plasma Science and Technology Center at the Massachusetts Institute of Technology to incorporate the Plasma Injector into MIT's Plasmatron. The Plasmatron is an experimental device that reduces auto emissions by removing the danger of using clean burning but volatile hydrogen to power vehicles. It works by splitting hydrogen atoms from conventional petroleum just fast enough for the engine to consume it, thereby eliminating the need to store hydrogen fuel onboard the vehicle. As of March 2001, that dialog has not progressed. As of June 30, 2001, there are no further developments to report on this project.

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

The Company continues to seek new applications for its Plasma Drive product, and has sold a unit to Moller Industries of Davis, California. Moller is developing low-pollution engines and is experimenting with the Plasma Drive for use on these engines. These engines would be used on aircraft and automobiles, and are intended to replace conventional piston engines.

The Company has also begun a dialogue with Pratt & Whitney Aerosciences Center of Seattle, Washington about using the Plasma Drive in experiments on their pulse detonation engine. The pulse detonation engine is being studied as a possible replacement for the jet engines now in use by airlines and the military.

The US Mine Safety and Health Administration has purchased a single unit for use in their experimentation.

The  results  of  these  experiments  by  Moller  Industries,  Pratt  &  Whitney
Aerosciences Center and the US Mine Safety and Health Administration are not known at this time, nor is it known if these experiments will result in future sales by the Company.

The company is currently able to manufacture Plasma Injectors utilizing existing manufacturing facilities without incurring additional expense. However, new product development and the expansion of our manufacturing staff and facilities have been halted pending funding.


MARKETING STRATEGY

Management has retained a public relations firm, Shapiro & Company, for assistance in the planning and implementation of new product marketing strategy. They have created a marketing plan, presentation folders and Mercedes brochures at a cost of $17,629. The Company now has the option of putting Shapiro & Company on retainer for $3000.00 per month to handle public relations. Until it is financially able to put Shapiro & Company on retainer, the Company will continue to foster word of mouth advertising and will continue to conduct sales training missions to the Company's wholesale distributors.

The Company sells to six wholesale distributors who supply an unknown number of distributors and retailers. The products of the Company are sold throughout the United States. All sales to warehouse distributors are final. There are no rights of return. The Company warrants that its products will be free from defects in materials and workmanship for one year from the time of purchase by the end user. Should the Company determine that there are defects within the one year period, management has a choice to repair or replace the defective unit. In the second quarter of 2000, the Company repaired two units and replaced two units; in the second quarter of 2001, the Company repaired one unit and replaced three units. In the first half of 2000, the Company repaired two units and replaced four units. In the first half of 2001, the Company repaired one unit and replaced four units. Costs related to handling repairs and replacements have been insignificant and immaterial historically. Adoption of SAB-101 will not affect our financial statements because of the Company's no right of return (i.e., all sales are final) policy.

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


2005 PLAN

Management intends to expand its market globally. The Company plans to combine the Digital Fire and Plasma Injector technology into a new product line to allow car manufacturers to meet new, stricter EPA air pollution standards. Revised guidelines for improving light truck and SUV fuel economy being formulated by the EPA in 2001 may potentially have a positive effect on the Company's sales.

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


RESULTS OF OPERATIONS

Three months ended June 30, 2001 vs. June 30, 2000
--------------------------------------------------
In the second quarter of 2001, the Company experienced .2% sales growth as gross sales increased from $73,840 in the second quarter of 2000 to $74,023 for the current period. A total of 190 units were sold in the second quarter of 2001 at an average price of $165. A total of 156 units were sold in the second quarter of 2000 at an average price of $168. This change in average price per unit sold was due primarily to increased unit sales of lower-cost new products, such as coils, repair wire harnesss, and spark plugs. In the second quarter of 2001, the company continued to ship its current product line from stock and shipped new product. The new product models shipped were the MB010, RV010, PR020, PL020, HN050, DF045 and UFX79.

Gross profit in the second quarter of 2000 was $27,356 compared to $47,522 in the second quarter of 2001. As a percentage of sales, gross profit increased in the second quarter of 2001 to 64% from 37% in the first half of 2000. This was due to the sale of new products with a lower cost of goods sold and resulting higher profit margins which the Company began shipping in 2001.

General and Administrative (G & A) expenses were $37,631 and $25,371 in the Second quarter of 2001 and 2000, respectively. As a percentage of sales, G & A expenses increased to 51% from 34%. This increase was due to increases in salary resulting from bringing a dedicated officer onboard to handle financial and legal matters, a very significant increase in payroll taxes related to the Company's first-ever unemployment claims by two former employees. Other factors in this increase in G&A expense include the offering of health insurance benefits to its employees, an increase in the lease payments on the Company's building, the Company's appearance at an investor meeting to raise equity capital in California in the second quarter and travel expenses related to R&D activities with US MagneGas. Other income for the first half of 2001 increased over the first half of 2000 due to the receipt of consulting fees associated with Mr. Lenarduzzi's research and development work with US MagneGas.

Interest expenses increased from $1,685 in the second quarter of 2000 to $3,899 in the second quarter of 2001. Third-party debt levels increased proportionately for the period. This increase is due to the Company's agreements with its attorneys and accountants to extend payment for fees resulting from the Company's activities related to meeting the requirements of a fully reporting company, and in creating its initial SEC filings.

Research and development expenses were $196 in the second quarter of 2000 and $2,951 in the second quarter of 2001. This increase is due to the Company's research and preparations in anticipation of shipping Honda units in the second quarter of 2001.

Since the Company incurred net losses for both first half 2000 and 2001, there was no income tax liability for either quarter. As of June 30, 2001, the Company's approximate accumulated losses were $328,000 to be offset against future income thru year end Dec. 31, 2012. The majority of this net operating loss carry forward, $272,000, has occurred in the last four years. This was the direct result of increased R&D expenses for developing new products as well as the costs associated with the responsibilities of being a fully reporting company. These costs relating to full reporting resulted from the Company's preparations to trade securities on the NASDAQ OTC-BB, which will fund the mass production of all product lines.

Six months ended June 30, 2001 vs. June 30, 2000
-------------------------------------------------
In the first six months of 2001, the Company experienced 3.3% sales growth as gross sales increased from $123,247 in the first half of 2000 to $127,342 for the current period. A total of 441 units were sold in the first half of 2001 at an average price of $165. A total of 440 units were sold in the first half of 2000 at an average price of $168. This change in average price per unit sold was due primarily to increased unit sales of lower-cost new products, such as coils, repair wire harnesss, and spark plugs. In the first half of 2001, the company continued to ship its current product line from stock and shipped new product. The new product models shipped were the MB010, RV010, PR020, PL020, HN050, DF045 and UFX79.

Gross profit in the first half of 2000 was $56,699 compared to $75,011 in the first half of 2001. As a percentage of sales, gross profit increased in the first half of 2001 to 58.9% from 46.0% in the first half of 2000. This was due to the sale of new products with a lower cost of goods sold and resulting higher profit margins which the Company began shipping in 2001.

General and Administrative (G & A) expenses were $88,027 and $47,695 in the first six months of 2001 and 2000, respectively. As a percentage of sales, G & A expenses increased to 69.1% from 38.7%. This increase was due to increases in salary resulting from bringing a dedicated officer onboard to handle financial and legal matters, a very significant increase in payroll taxes related to the Company's first-ever unemployment claims by two former employees. Other factors in this increase in G&A expense include the offering of health insurance benefits to its employees, an increase in the lease payments on the Company's building, the Company's appearance at an investor meeting to raise equity capital in California in the second quarter and travel expenses related to R&D activities with US MagneGas. Other income for the first half of 2001 increased over the first half of 2000 due to the receipt of consulting fees associated with Mr. Lenarduzzi's research and development work with US MagneGas.

Interest expenses increased from $3110 in the first half of 2000 to $5313 in the first half of 2001. Third-party debt levels increased proportionately for 2001 year to date. This increase is due to the Company's agreements with its attorneys and accountants to extend payment for fees resulting from the Company's activities related to meeting the requirements of a fully reporting company, and in creating its initial SEC filings.

Research and development expenses were $472 in the first half of 2000 and $4,510 in the first half of 2001. This increase is due to the Company's research and preparations in anticipation of shipping Honda units in the 2nd quarter of 2001.

Since the Company incurred net losses for both first half 2000 and 2001, there was no income tax liability for either quarter. As of June 30, 2001, the Company's approximate accumulated losses were $328,000 to be offset against future income thru year end Dec. 31, 2012. The majority of this net operating loss carry forward, $298,000, has occurred in the last four years. This was the direct result of increased R&D expenses for developing new products as well as the costs associated with the responsibilities of being a fully reporting company. These costs relating to full reporting resulted from the Company's preparations to trade securities on the NASDAQ OTC-BB, which will fund the mass production of all product lines.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

For the period ended June 30, 2001, the Company has not generated positive cash flow from its own operations due to the preliminary nature of such operations, ongoing investment in research and development and expenditures to build the appropriate infrastructure to support its expected growth. Consequently, the Company has been dependent on private placements of its equity securities and debt financing to fund its cash requirements, as well as revenues provided by the normal operations of Perma-Tune.

On January 12, 2001 the Company entered into a $15,000 line of credit with The American National Bank of Texas in Wylie that is collateralized by the Company's accounts receivable, inventory and equipment. The line was renegotiated to $25,000 on March 12, 2001, with an initial interest rate of 11.5%. Interest is variable, based on the Prime Rate plus 3%. Accrued interest is payable monthly, and the maturity date is March 12, 2002. For the period ended June 30, 2001, the principal balance owed on this line of credit was $20,300, with an interest rate of 9.75%.

On December 8, 1997, the Company issued an offering circular for 125,000 units priced at $2.00 per unit. Each unit entitled the investor to one share of common stock and three stock purchase warrants. Each warrant entitled the holder to purchase one share of stock for $2.00. The warrants expire on December 31, 2001. At March 31, 2001, there are 348,000 warrants outstanding. Proceeds from the exercise of warrants are planned to fund production tooling and start up costs of the Honda and Toyota products lines. The Company plans to manufacture the required tooling estimated at $35,000 in materials and 560 man hours. There may be other costs associated with attaining the California Air Resources Board certification for the Honda and Toyota product lines. In the year ended December 31, 2000, the Company sold 150,000 shares in a private placement for net proceeds of $60,000. No additional private placements were made in the first quarter of 2001. By consent of the Board of Directors on June 12, 2001, the Company sold 20,000 shares of restricted stock for $5,000 ($.25 per share) to Kiowa Oil Company. The market price on June 12, 2001 was $1.25 per share.

As of June 30, 2001, the Company's cash reserves totaled $2,666 and total current assets were $54,765. The Company is continuing production and sales efforts as well as further research and development and has yet to break-even in terms of both cash flow and profitability. For the remainder of 2001, the Company has no long-term commitments but expects to incur additional costs for research and development . It also expects to expand its sales and marketing effort. These efforts could significantly increase demand for the Company's products beyond the Company's current production capacity. While the Company believes it can increase its production capacity to meet sales demand, significant additional capital could be required to meet expansion requirements.

Inventory at June 30, 2001 was $32,222. Inventory at June 30, 2000 was $45,275. The inventory turnover ratios were 3.2/yr. and 3.4/yr. for the periods ending June 30, 2001 and 2000, respectively. This slight increase was due to an increase in production activity to fulfill second quarter 2001 purchase orders. Accounts receivable ratios were 28 days and 30 days for the periods ending June 30, 2001 and 2000, respectively. Working capital ratios were .43 and 1.58 for the periods ending June 30, 2001 and 2000, respectively. This change was due to a continuing increase in accounts payable for legal and accounting services resulting from the Company's preparation and filing of SEC forms, and accounting fees associated with the preparation of financials required of the Company since it became fully reporting. The Company has agreements with its accountants and attorneys to pay these balances as funding becomes available via accounts receivable generated from the normal operations of the Company.

The Company presently has an outstanding loan payable on demand to Terry Taylor, a stockholder. Principal balance as of June 30, 2001 is $40,000. The loan bears an interest rate of 10%. Interest is payable quarterly. The loan is secured by inventory.

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

RECENT DEVELOPMENTS
-------------------
In the second quarter of 2001, the Company continued taking advantage of the infrastructure improvements made during 2000 (implementation of fully integrated manufacturing/accounting software, availability of a dedicated officer for finance, marketing and SEC compliance tasks and outsourcing of certain manufacturing functions).

The Company has compiled a database of potential new wholesale distributors and end users to promote its existing product line sales through low-cost, direct mail marketing and e-mail. The new Company web site has been posted on the Internet and is being continually fine-tuned and updated. In the second quarter of 2001, the Company has continued to focus on sales of its core product line to fund operations by seeking new distributors for its products in Europe and Japan.

The Company's newly updated Internet site has been instrumental in making new connections with two European parts distributors. On May 25, 2001, the Company made an initial sale of ten units to Mittlemotors in Bochem, Germany, with their commitment to purchase a minimum of 100 units per year, all sales final. Also in the second quarter, the Company made a tentative agreement with similar terms with a parts distributor in France, Jean Buser Porsche in Paris.

Domestically, the Company added San Diego Motorsports (and its sister company, Black Forest Racing) as new distributors in the second quarter. San Diego Motorsports and Black Forest Racing specialize in high-performance racing parts and accessories, and cater to professional race teams and Porsche enthusiasts. At their own expense, they are marketing the Company's products via print ads, and a featured page on their extensive website.

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

The feedback the Company is receiving on initial sales of the Mercedes product line has been very favorable in terms of product quality and market interest. However, this product line is perceived as "too expensive" vs. rebuilt Mercedes ignition systems (although the Perma-Tune is new equipment). Therefore, the Company is considering a possible redesign of the product aimed at reducing its price. Wholesalers indicate that if enough of their customers inquire about the product, they will stock the products. The Company's research indicates that there are no aftermarket products that compete with the Company's offerings available, and that consumers will buy the Company's Mercedes Kits if they are readily available to them. After speaking with the Company's major distributors (Worldpac, IMC, Performance Products and SSF), the Company has learned that these distributors are interested in carrying the product line, and that they are aware of customers of theirs who will buy the products. The distributors are awaiting receipt of production samples of the spark plug wire harness component of the kits (they have already received prototype samples of the wire sets) and price lists before they proceed to stock the product line. In the second quarter of 2001, the Company finalized design specifications with Kingsborne for manufacturing wire sets, and expects production to begin in the third quarter of 2001. The Company does not have written commitments from these distributors to purchase the products. Since funding for large-scale advertising and marketing is not available at this time, the Company is promoting the products via its website and direct mailings of postcards.

The Company therefore has decided to take a grass roots approach to marketing the Mercedes product line to create demand for the product. We have mailed new product brochures to all of our existing wholesale distributors as well as every Mercedes repair shop in our area to pique interest, and we are beginning to receive interested inquiries in response. Interest has been further generated by postings on the Mercedes lists-server of the Internet inviting interested people to visit our website, and our ad in the local Mercedes Benz Club newsletter. In the second quarter, the Company began enclosing a Mercedes product line brochure with every ignition unit it sells.The Company has continued to search for more commercial applications for its Plasma Injector technology. The United States Mine Safety and Health Administration has expressed interest in Perma-Tune technology for use in their experiments to increase the safety of mining workers. In the second quarter of 2001, the Company sold one unit to the US Mine Safety and Health Administration. Results of their experimentation are unknown, and the Company does not know if this sale will result in additional sales.

The U.S. Navy Surface Weapons Center has reported successful results from experiments using the Plasma Injector but has released no information on the possibility of more sales to them or regarding commercial applications of their technology using the Plasma Injector.

The White Paper circulated by the Company (a scientific description of how the Company's products work, written September 12, 2000 for distribution to the Texas state legislature and selected research scientists) has resulted in a new application of the Plasma Injector for use with alternative fuels. Dr. Ruggero Santilli of US MagneGas has read the Perma-Tune White Paper and believes that the theory set forth in the paper is consistent with his research in plasma theory. US MagneGas manufactures equipment that creates a clean burning fuel from crude oil or liquid petroleum wastes using their own plasma arc technology (a term employed by US MagneGas to describe the patented process by which their equipment creates a plasma state in the production of MagneGas). Dr. Santilli theorized that since MagneGas was created in a plasma field, a plasma field may be needed to burn MagneGas in an automobile engine.

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

As of the second quarter of 2001, the Company is waiting for US MagneGas to make decisions on plans to create commercial applications resulting from its successful experimentation using MagneGas with the Company's products. It is not known at this time if future sales will result from these experiments.

In preparation for the planned fourth quarter 2001 release of its new Honda products, the Company has conducted limited R&D activities at a cost of $2951 in the second quarter, 2001.

A dynamometer test was conducted by a prospective Honda client at their own expense to compare the Perma-Tune model HN010 against the Honda's stock ignition system at Redline Performance in the Ft. Worth, Texas area. No other variables were changed in this test. The customer's mechanics conducted the dyno test; Perma-Tune personnel were not involved in the testing in any way. The purpose of the test was to evaluate the ease of installation, and the possibility of achieving increased performance using the Perma-Tune model HN010.

The mechanics gave the unit high marks for ease of installation, and showed by their dyno testing that a 10.2% increase in torque and a 16.9% increase in horsepower were produced by replacing the stock Honda ignition with the Perma-Tune model HN010. Exhaust gas analysis equipment was not available at this testing facility to quantify the reduction of tailpipe emissions or the increase in fuel economy produced by the installation of the model HN010. The Company has received copies of the dyno test results, and has verified with Redline
Performance  that  these  test  result  printouts   accurately  represent  their
findings.

In July 2001, the Company's amended Registration Statement on Form 10-SB was cleared of comments by the Securities and Exchange Commission, enabling the Company to apply for quotation on the NASD-regulated Over-the-Counter Bulletin Board. An application is pending for the Company to be approved for listing.


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

Part II.   OTHER INFORMATION

Item 1.    Legal Proceedings

     None

Item 2.    Change in Securities and Use of Proceeds

On June 12, 2001, the Company sold 20,000 shares of restricted common stock for $5,000 ($.25 per share) to Kiowa Oil Company. The market price on June 12, 2001 was $1.25 per share. The Company relied upon the exemption from registration provided by Section 4(2) of the Securities Act.

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


Date:  August 17, 2001