Form 10QSB
period 2001-09-30
PERMA TUNE ELECTRONICS INC
filed 2001-11-14
CIK 1074663

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark One)

        [X]    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                        EXCHANGE ACT OF 1934

                   For the quarterly period ended September 30, 2001

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


    Check  whether the issuer (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


     State the number of shares outstanding of each of the issuer's classes of common equity. As of September 30, 2001 - 2,292,700 shares of Common Stock

                    Documents Incorporated by Reference: NONE

          Transitional Small Business Disclosure Format: Yes [ ] No [X]

                          PERMA-TUNE ELECTRONICS, INC.
                                   FORM 10-QSB
                                      Index

                                                                        Page
                                                                       Number
                                                                       ------
PART I.    FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

       Balance Sheet as of September 30, 2001                             3

       Statements of Operations for the three months
       ended September 30, 2001 and 2000 and the nine
       months ended September 30, 2001 and 2000                           4

       Statements of Cash Flows for the nine months
       ended September 30, 2001 and 2000                                  5

       Notes to Financial Statements                                      6

Item 2. Management's Discussion and Analysis of Financial Condition      12
        and Results of Operations

Part II.   OTHER INFORMATION                                             25

Item 1.    Legal Proceedings                                             25

Item 2.    Change in Securities and Use of Proceeds                      25

Item 3.    Defaults Upon Senior Securities                               25

Item 4.    Submission of Matters to a Vote of Security Holders           25

Item 5.    Other Information                                             25

Item 6.    Exhibits and Reports on Form 8-K                              25

SIGNATURES                                                               26

PART I.    FINANCIAL INFORMATION
Item 1.    Financial Statements


                           PERMA-TUNE ELECTRONICS, INC
                                  Balance Sheet

                                                                  September 30,
                                                                       2001
                                                                  -------------
 ASSETS                                                            (Unaudited)
 Current assets:
     Accounts receivable, trade                                 $       18,212
     Inventory                                                          53,705
     Deposits                                                              160
                                                                  -------------
       Total current assets                                             72,077
                                                                  -------------

 Property, plant and equipment:
     Molds and tooling                                                   5,523
     Leasehold improvements                                              3,127
     Machinery and equipment                                            54,574
                                                                  -------------
                                                                        63,224
     Less accumulated depreciation                                     (55,653)
                                                                  -------------
                                                                         7,571
                                                                  -------------
                                                                $       79,648
                                                                  =============

 LIABILITIES AND STOCKHOLDERS' DEFICIT
 Current liabilities:
     Line of credit                                             $       20,800
 Overdraft payable                                                       6,970
     Accounts payable, trade                                            56,978
     Notes payable - stockholder                                        40,000
     Accrued liabilities                                                 7,558
                                                                  -------------
       Total current liabilities                                       132,306
                                                                  -------------

 Stockholders' deficit:
     Common stock - 10,000,000 shares of no par stock
        authorized, 2,312,700 issued and outstanding                   248,395
     Additional paid-in capital                                         15,550
     Accumulated deficit                                              (316,603)
                                                                  -------------
       Total stockholders' deficit                                     (52,658)
                                                                  -------------

                                                                $       79,648
                                                                  =============

    The accompanying notes are an integral part of the financial statements.

                          PERMA-TUNE ELECTRONICS, INC.
                            Statements of Operations

                                         For the Three Months Ended       For the Nine Months Ended
                                                September 30,                     September 30,
                                       ----------------------------      ---------------------------
                                            2001            2000              2001          2000
                                       ------------   -------------      ------------   ------------
                                       (Unaudited)     (Unaudited)       (Unaudited)    (Unaudited)
 Net sales                           $       80,293  $       75,262     $     207,635   $    198,509

 Cost of goods sold                          18,868          39,360            71,200        105,908
                                       ------------   -------------      ------------   ------------

 Gross profit                                61,425          35,902           136,435         92,601
                                       ------------   -------------      ------------   ------------

 Operating expenses:
 General and administrative                  28,293          23,689           116,319         71,384
 Legal and professional                      17,965          10,689            78,001         33,002
 Research and development                       633           1,128             5,143          1,600
 Depreciation                                   841           2,151             2,523          3,225
                                       ------------   -------------      ------------   ------------
                                             47,732          37,657           201,986        109,211
                                       ------------   -------------      ------------   ------------


 Income (loss) from operations               13,693          (1,755)          (65,551)       (16,610)
                                       ------------   -------------      ------------   ------------
 Other income (expense):
 Interest expense                            (2,314)         (1,002)           (7,627)        (4,112)
 Other                                            3           1,094             5,009            158
                                       ------------   -------------      ------------   ------------
                                             (2,311)             92            (2,618)        (3,954)
                                       ------------   -------------      ------------   ------------
 Income (loss) before federal
    income tax                               11,382          (1,663)          (68,169)       (20,564)

 Provision for federal income tax                -              -                  -              -
                                       ------------   -------------      ------------   ------------

 Net income (loss)                   $       11,382  $       (1,663)    $     (68,169)  $    (20,564)
                                       ============   =============      ============   ============

 Net income (loss) per share:
 Basic                               $         .004  $        (.001)    $       (.029)  $      (.010)
                                       ============   =============      ============   ============
 Diluted                             $         .004  $        (.001)    $       (.029)  $      (.010)
                                       ============   =============      ============   ============

    The accompanying notes are an integral part of the financial statements.

                          PERMA-TUNE ELECTRONICS, INC.
                            Statements of Cash Flows

                                                        For the Nine         For the Nine
                                                        Months Ended         Months Ended
                                                        September 30,        September 30,
                                                      ----------------     ----------------
                                                           2001                 2000
                                                      ----------------     ----------------
                                                        (Unaudited)          (Unaudited)
 Cash flows from operating activities:
 Net loss                                           $         (68,169)   $         (20,564)
                                                      ----------------     ----------------
 Adjustments to reconcile net loss to net cash
  used in operating activities:
 Depreciation                                                   2,523                3,225
 Changes in operating assets and liabilities:
 Increase in trade accounts receivable                        (14,663)             (16,051)
 Increase in inventory                                         (3,698)                (915)
 Decrease in prepaid expenses                                   3,414                    -
 Increase (decrease) in accounts payable                       35,292               (9,803)
 Increase (decrease) in accrued expenses                        1,729               (5,132)
                                                      ----------------     ----------------
 Total adjustments                                             24,597              (28,676)
                                                      ----------------     ----------------

 Net cash used in operating activities                        (43,572)             (49,240)
                                                      ----------------     ----------------
 Cash flows used in investing activities:
 Acquisition of property and equipment                           (244)              (8,903)
                                                      ----------------     ----------------
 Cash flows from financing activities:
 Overdraft payable                                              6,970                    -
 Repayments of long-term debt                                       -              (10,000)
 Proceeds from line of credit                                  28,500               13,500
 Repayments of line of credit                                  (7,700)             (15,500)
 Proceeds from sale of stock                                    5,000               60,000
                                                      ----------------     ----------------

 Net cash provided by financing activities                     32,770               48,000
                                                      ----------------     ----------------
 Decrease in cash                                             (11,046)             (10,143)

 Cash, beginning of period                                     11,046               24,752
                                                      ----------------     ----------------

 Cash, end of period                                $               -    $          14,609
                                                      ================     ================
 Cash paid during the period for:
Interest                                            $           7,627    $           4,112
                                                      ================     ================

    The accompanying notes are an integral part of the financial statements.

                          PERMA-TUNE ELECTRONICS, INC.
                          Notes to Financial Statements
                               September 30, 2001
                                   (Unaudited)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Operations
----------
Perma-Tune Electronics, Inc. (the "Company") is a Texas corporation that was incorporated in 1993. The Company is engaged in the manufacture and sale of high performance automobile ignition systems for distribution throughout the United States, Canada and Europe.

Trade accounts receivable
-------------------------
The Company provides for uncollectible receivables using an allowance for doubtful accounts. As of September 30, 2001, the Company considers all receivables fully collectible and, as such, no allowance is included in trade accounts receivable.

Inventories
-----------
Inventories are valued at the lower of cost or market, with cost being determined using the first-in, first-out method, and consist of the following at:


                                             September 30,
                                                  2001
                                          ----------------
                                              (Unaudited)

     Raw materials                      $         46,957
     Work in process                               3,310
     Finished goods                                3,438
                                          ----------------
                                        $         53,705
                                          ================

Property, plant and equipment
-----------------------------
Property, plant and equipment are stated at cost and are depreciated or amortized over the estimated useful lives and methods as summarized below:

              Asset Type                 Estimated Life           Method
      -----------------------------------------------------------------------
      Molds and tooling                      5 years             Accelerated
      Leasehold improvements               5 - 7 years           Accelerated
      Machinery and equipment               Lease term          Straight-line

                          PERMA-TUNE ELECTRONICS, INC.
                          Notes to Financial Statements
                               September 30, 2001
                                   (Unaudited)


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

Depreciation expense for the nine months ended September 30, 2001 and 2000, was $2,523 and $3,225, respectively.

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

For the nine months ended September 30, 2001, three customers accounted for 10%, 10%, and 20%, respectively, of net sales.

For the nine months ended September 30, 2000, four customers accounted for 12%, 10%, 35% and 14%, respectively, of net sales.

                          PERMA-TUNE ELECTRONICS, INC.
                          Notes to Financial Statements
                               September 30, 2001
                                   (Unaudited)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

Concentration of risk - continued
---------------------------------

The breakdown of these net sales is as follows:

                                  Net sales for            Net sales for
                                nine months ended        nine months ended
       Customer                 September 30, 2001       September 30, 2000
       --------                 ------------------       ------------------
         A                     $      21,390            $        24,708
         B                     $      21,705            $        19,421
         C                     $      40,785            $        70,372
         D                     $          -             $        26,914


Net loss per share
------------------
Basic and diluted loss per share is calculated on the weighted average number of shares of common stock outstanding during the period. The weighted average number of shares outstanding at September 30, 2001 and 2000 were 2,300,759 and 2,241,788, respectively.

Revenue recognition and product warranty
----------------------------------------
Revenue is recognized at the time the products are shipped. The product is warrantied for one year from original purchase, and, at management's option, the Company will either repair or replace units that prove to be defective. As of September 30, 2001, the Company has determined that a warranty provision is not necessary given the lack of returned products during the Company's history.

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

                          PERMA-TUNE ELECTRONICS, INC.
                          Notes to Financial Statements
                               September 30, 2001
                                   (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

Statements of cash flows
------------------------
For purposes of the statements of cash flows, the Company considers all highly liquid financial instruments purchased with an original maturity of three months or less to be cash equivalents. At September 30, 2001, there were no cash equivalents.

Use of estimates
----------------
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the financial statements at, and during the reporting periods. Actual results could differ from these estimates.


NOTE 2 - INCOME TAXES

At September 30, 2001 and 2000, and for the years then ended, the Company has incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $316,000 at September 30, 2001 and will expire in the years 2011 through 2019.

The provision for federal income tax consists of the following for the nine months ended September 30:

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


Deferred income taxes consist of the following at September 30, 2001:

     Current:
       Deferred tax assets                            $        -
       Deferred tax asset valuation allowance                  -
                                                       --------------
                                                      $        -
                                                       ==============

                          PERMA-TUNE ELECTRONICS, INC.
                          Notes to Financial Statements
                               September 30, 2001
                                   (Unaudited)

NOTE 2 - INCOME TAXES - (Continued)

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


NOTE 4 - COMMITMENTS

On June 1, 2000, the Company entered into an agreement to extend its current lease of office and production facilities under an operating lease through May 2005. Lease expense was $15,200 and $11,250 for each of the nine months ending September 30, 2001 and 2000, respectively.

Minimum future lease rentals are as follows:

                      Year ended
                     September 30,           Amount
                     ------------            ------
                        2002                 18,600
                        2003                 18,600
                        2004                 18,600
                        2005                 12,400


NOTE 5 - WARRANTS

On December 8, 1997, the Company issued an offering circular for 125,000 units priced at $2 per unit. Each unit purchased entitled the investor to one share of common stock and three stock purchase warrants. Each warrant entitled the holder to purchase one share of stock for $2. The warrants were to expire on December 31, 1999. However, the expiration date has been extended to December 31, 2001

                          PERMA-TUNE ELECTRONICS, INC.
                          Notes to Financial Statements
                               September 30, 2001
                                   (Unaudited)

NOTE 5 - WARRANTS - (Continued)

For the nine months ended September 30, 2001, no additional warrants have been issued or exercised and at September 30, 2001, 348,000 warrants remained outstanding.


NOTE 6 - LINE OF CREDIT

On January 12, 2001 the Company entered into a $15,000 line of credit with a bank that is collateralized by the Company's accounts receivable, inventory and equipment. The line was renegotiated to $25,000 during the quarter ended March 31, 2001. The line requires monthly payments of accrued interest at the bank's prime rate (6.00%) plus 3.0% and matures on February 12, 2002. As of September 30, 2001, the outstanding balance was $20,800.


NOTE 7 - INTERIM FINANCIAL STATEMENTS AND RELATED INFORMATION

The balance sheet at September 30, 2001, the income statements for the nine months ended September 30, 2001 and 2000, and the information included herein to the notes for those periods, have not been audited. It is management's opinion that all necessary and recurring adjustments have been made in order that the above referenced financial statements are not misleading.


NOTE 8 - CONTINUED OPERATIONS

As shown in the financial statements, the Company incurred an operating loss of approximately $68,000 for the nine months ended September 30, 2001 and has an accumulated deficit of approximately $316,000. Accordingly, there is substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability of assets or amounts of liabilities should the Company be unable to continue as a going concern. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Management is committed to reducing expenses, and continues to attempt to raise capital through the issuance of common stock through registration with the Securities Exchange Commission (SEC).

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

Production, profit margin and operational efficiency again improved in the third quarter of 2001. While the Company has taken steps to contain the cost of legal and accounting expenses associated with fulfilling the requirements of a fully reporting company, it still carries a high debt load for services related to these items accrued in the last 24 months. Bringing the bulk of that work in-house, rather than outsourcing it has reduced administrative and legal fees associated with the preparation of quarterly filings with the SEC.


On August 14, 2001, the Company changed its trading symbol from PTUE to PTUN in anticipation of being listed on the NASDAQ OTC-BB. On August 30, 2001, the Company was cleared to trade on the NASDAQ Over the Counter Bulletin Board. However, due to the September 11, 2001 attacks on the World Trade Center, the Company has made the decision that spending on publicity and advertising of the change to the NASDAQ OTC-BB would be less than effective at this time. The Company's share prices have remained relatively stable in the $.90 to $1.25 range. Exercise of warrants is not attractive to shareholders at this time because the current stock price is lower than their warrant price of $2.00 per share.

Management believes it is well positioned to take advantage of the infrastructure improvements it has made (implementation of fully integrated manufacturing/data base accounting software, the dedication of an officer to finance/SEC compliance and marketing planning, outsourcing of certain manufacturing functions) when significant capital becomes available. In the third quarter of 2001, cost reductions continued to be realized as a result of using the Company's integrated software, and as a result of the dedication of an officer to finance and SEC compliance. This software enables Company personnel to calculate and track many of the complex measurement ratios that it previously required professional assistance to manage.

Since the Company has not yet raised money from its outstanding warrants, we have focused on our existing product lines to provide operating capital. The Company has concentrated its efforts on streamlining and increasing the production of its existing product lines.In the third quarter, The Company began shipping to two new European distributors of its products: one in France, and one in Germany. Another German distributor placed a large order in the third quarter, requesting shipment in the fourth quarter of 2001.

The Company has increased its efforts to bring additional market makers on board to assist in boosting the trading volume of its stock.


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

The Company has designed the Digital Fire product line to generate revenue both in the manufacturing of hardware and the sale of software. The Digital Fire involves two kinds of software akin to the desktop computer. The Digital Fire Operating System (DFOS) is like Windows to a desktop computer and the Palm Pilot software is the application software, like a word processor. For the Digital Fire, DFOS is the software that determines if the unit is a four-cylinder, six-cylinder or eight-cylinder product. This software configures the Digital Fire for what kind of car it will be used on but not what to do. The ability to change the "to do" instructions is intended to fine tune the engine for maximum performance given any different set of variables at the racetrack. During the last step of manufacture for each unit, a special chip containing the DFOS is inserted that determines which type of Digital Fire the unit will be. Simply programming new DFOS can create new features and products. This software is not retrievable from any unit and it is proprietary. It cannot be altered once the unit is completely assembled. The Digital Fire Programming Software (DFPS) is the software that allows the user to program the Digital Fire. This software can be continuously upgraded and customized like any other user interface. This software resides in a Palm Pilot personal organizer. It is very inexpensive, easy to use, and is connected to the Internet via the desktop computer or the new Connected Palm Pilot. The Company intends to continue developing new DFPS designed for distribution through the Internet or compact disk. The open architecture design of the Digital Fire may allow the Company to reduce DFPS development costs by acquiring software developed by freelance programmers.

New Product Research and Development: the Plasma Injector
---------------------------------------------------------

In 1997, Lawrence Livermore National Laboratory ("LLNL") approached the Company with a request to develop a new kind of ignition system with certain technical specifications. The eventual intended use for this igniter was not revealed to the Company by LLNL. At the time LLNL approached the Company, we had no prior experience in the field of plasma injection technology development. To the best of our knowledge, we were not competing with any other company on this project. The Company, at its expense, conducted the research necessary to develop special igniters to satisfy LLNL's requirements. Prototype units were delivered to LLNL in 1998. The Company retains the rights to the intellectual property created in the manufacture of these igniters for LLNL, although patent protection has not been applied for.

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

In February 2000, the Company began a dialog with the Plasma Science and Technology Center at the Massachusetts Institute of Technology to incorporate the Plasma Injector into MIT's Plasmatron. The Plasmatron is an experimental device that reduces auto emissions by removing the danger of using clean burning but volatile hydrogen to power vehicles. It works by splitting hydrogen atoms from conventional petroleum just fast enough for the engine to consume it, thereby eliminating the need to store hydrogen fuel onboard the vehicle. As of September 2001, that dialog has not progressed, and there are no further developments to report on this project.

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

The Company continues to seek new applications for its Plasma Drive product, and has sold a unit to Moller Industries of Davis, California. Moller is developing low-pollution engines and is experimenting with the Plasma Drive for use on these engines. These engines would be used on aircraft and automobiles, and are intended to replace conventional piston engines. As of September 30, 2001, Moller has not completed testing of the plasma system.

The Company has also begun a dialogue with Pratt & Whitney Aerosciences Center of Seattle, Washington about using the Plasma Drive in experiments on their pulse detonation engine. The pulse detonation engine is being studied as a possible replacement for the jet engines now in use by airlines and the military. As of September 30, 2001, Pratt & Whitney has not placed an order, and is still studying the proposal.

The US Mine Safety and Health Administration has purchased a single unit for use in their experimentation. As of September 30, 2001, reports from USMSHA have been favorable.

The  results  of  these  experiments  by  Moller  Industries,  Pratt  &  Whitney
Aerosciences Center and the US Mine Safety and Health Administration are not known at this time, nor is it known if these experiments will result in future sales by the Company. The Company is considering limited experimentation using plasma drives on late model Porsche cars.

The company is currently able to manufacture Plasma Injectors utilizing existing manufacturing facilities without incurring additional expense. However, new product development and the expansion of our manufacturing staff and facilities have been halted pending funding.


MARKETING STRATEGY

Management has retained a public relations firm, Shapiro & Company, for assistance in the planning and implementation of new product marketing strategy. They have created a marketing plan, presentation folders and Mercedes brochures at a cost of $17,629. The Company now has the option of putting Shapiro & Company on retainer for $3000.00 per month to handle public relations. Until it is financially able to put Shapiro & Company on retainer, the Company will continue to foster word of mouth advertising, will continue to conduct sales training missions to the Company's wholesale distributors, has continued to improve and expand its website, and has initiated a low-cost postcard mailing campaign to alert distributors to new product offerings.

The Company sells to eight wholesale distributors who supply an unknown number of distributors and retailers. The products of the Company are sold throughout the United States and are now being sold in Germany and France. All sales to warehouse distributors are final. There are no rights of return. The Company warrants that its products will be free from defects in materials and workmanship for one year from the time of purchase by the end user. Should the Company determine that there are defects within the one-year period, management has a choice to repair or replace the defective unit. In the third quarter of 2000, the Company repaired no units and replaced three units; in the third quarter of 2001, the Company repaired no units and replaced one unit. In the first nine months of 2000, the Company repaired two units and replaced seven units. In the first nine months of 2001, the Company repaired one unit and replaced five units. Costs related to handling repairs and replacements have been insignificant and immaterial historically. Adoption of SAB-101 will not affect our financial statements because of the Company's no right of return (i.e., all sales are final) policy.

The Company's short-term marketing strategy is to begin shipment of the Mercedes products, as well as spark plugs, spark plug wire sets, wiring harness repair parts (Porsche models), pre-amps and coils in fall of 2001. The Company already has some of these products in inventory and is ready to produce more. A distribution network for these parts has already been established, and as of September 30, 2001, the Company has begun shipping these products. The Company is working to expand distribution of these new offerings.

The interim marketing strategy is to develop the Honda and Toyota product line in the first quarter of 2002, and then move on to the development of the market for Perma-Tune products for domestic makes in 2002. The product lines require that production tooling be made, for which funding is currently unavailable. Most of the Company's distribution network already includes Asian car parts. There is interest in the Perma-Tune Toyota repair parts because there is currently no aftermarket supply available. The Company knows of no aftermarket manufacturing companies making replacement ignition modules for these automobiles. In 1999 the Company began negotiations with Toyota Racing Development (TRD) for distribution of the Perma-Tune product line through TRD catalogs and TRD retail shops located inside Toyota new car dealerships. The Company has demonstrated its applicable technology to TRD. TRD engineering has approved the basic design. Pending contract negotiations for start up and tooling costs and execution of non-disclosure agreements, the Company has agreed to manufacture product for distribution under the TRD name. Since TRD has yet to sign non-disclosure agreements with the Company, requires that the Company fund the tooling required for manufacturing, and such funding is not available at this time, the project has not progressed.

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


MANUFACTURING OVERVIEW

Management has prepared for rapid growth. The Company's manufacturing technique is flexible because of its modular design and it can respond easily to customer demand. Modules can be mass-produced and then assembled to meet changing purchase orders. Production can be increased and new products introduced readily. Currently the Company is operating at a small percentage of its manufacturing capacity. By outsourcing the production of certain components of the Company's products, the Company will be able to reassign employees who currently manufacture those components in-house, to assembly and testing activities, increasing production with minimal expansion of payroll and payroll tax expenses.

RESULTS OF OPERATIONS

In the first nine months of 2001, the Company experienced 4.4% sales growth as gross sales increased from $198,509 in the first nine months of 2000 to $207,635 for the current period. A total of 1228 units were sold in the first nine months of 2001 at an average price of $165. A total of 1206 units were sold in the first nine months of 2000 at an average price of $165. In the first nine months of 2001, the company continued to ship its current product line from stock and began shipping several new products.

Gross profit in the first nine months of 2000 was $92,601 compared to $136,435 in the first nine months of 2001. As a percentage of sales, gross profit increased in the first nine months of 2001 to 66% from 47% in the first nine months of 2000. This was due to the sale of new products with a lower cost of goods sold and resulting higher profit margin which the Company began shipping in 2001.

The Company's efforts to reduce expenses and increase sales have resulted in a net income from operations in the third quarter of 2001 of $13,693, reducing its accumulated deficit. The Company continues its vigorous yet cost-effective efforts to maintain this reduction in deficit and move the Company into a profitable position.


General and Administrative (G & A) expenses were $116,319 and $71,384 in the first nine months of 2001 and 2000, respectively. As a percentage of sales, G & A expenses increased to 55% from 36%. This increase was due to continuing increases in legal and accounting fees associated with fulfilling the Company's responsibilities as a fully reporting company, such as quarterly reviews of financials by the Company's CPA firm, and legal review of SEC filings. Other G&A increases are related to increases in salary resulting from bringing a dedicated officer onboard to handle financial and legal matters, a very significant increase in payroll taxes related to the Company's first-ever unemployment claims by two former employees. Other factors in this increase in G&A expense include the offering of health insurance benefits to its employees, an increase in the lease payments on the Company's building, the Company's appearance at an investor meeting to raise equity capital in California in the second quarter and travel expenses related to R&D activities with US MagneGas. Other income for the first nine months of 2001 increased over the first nine months of 2000 due to the receipt of consulting fees associated with Mr. Lenarduzzi's research and development work with US MagneGas in the second quarter of 2001.

Interest expenses increased from $4112 in the first nine months of 2000 to $7627 in the first nine months of 2001. Third-party debt levels increased proportionately for 2001 year to date. This increase is due to the Company's agreements with its attorneys and accountants to extend payment for fees resulting from the Company's activities related to meeting the requirements of a fully reporting company, and in creating its initial SEC filings.

Research and development expenses were $1600 in the first nine months of 2000 and $5143 in the first nine months of 2001. This increase is due to the Company's research and preparations to add certain spark plug wire set configurations to the product line.

Since the Company incurred net losses for both the first nine months of 2000 and 2001, there was no income tax liability for either quarter. As of September 30, 2001, the Company's approximate accumulated losses were $315,603 to be offset against future income thru year-end Dec. 31, 2012. The majority of this net operating loss carry forward, $272,000, has occurred in the last four years. This was the direct result of increased R&D expenses for developing new products as well as the costs associated with the responsibilities of being a fully reporting company. These costs relating to full reporting resulted from the Company's preparations to trade securities on the NASDAQ OTC-BB, which will fund the mass production of all product lines.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

For the period ended September 30, 2001, the Company has posted a net income of $13,693.Cost reductions and shipments to two new European distributors in the 3rd quarter of 2001 have contributed to this turnaround, as have sales of the Company's newer products, which have higher profit margins.

On January 12, 2001 the Company entered into a $15,000 line of credit with The American National Bank of Texas in Wylie that is collateralized by the Company's accounts receivable, inventory and equipment. The line was renegotiated to $25,000 on March 12, 2001, with an initial interest rate of 11.5%. Interest is variable, based on the Prime Rate plus 3%. Accrued interest is payable monthly, and the maturity date is March 12, 2002. For the period ended September 30, 2001, the principal balance owed on this line of credit was $20,800, with an interest rate of 9%.

On December 8, 1997, the Company issued an offering circular for 125,000 units priced at $2.00 per unit. Each unit entitled the investor to one share of common stock and three stock purchase warrants. Each warrant entitled the holder to purchase one share of stock for $2.00. The warrants expire on December 31, 2001. In the fourth quarter, the Company intends to extend the expiration date on these warrants to 12/31/03.

At September 30, 2001, there were 348,000 warrants outstanding. Proceeds from the exercise of warrants are planned to fund production tooling and start up costs of the Honda and Toyota products lines. The Company plans to manufacture the required tooling estimated at $35,000 in materials and 560 man hours. There may be other costs associated with attaining the California Air Resources Board certification for the Honda and Toyota product lines. In the year ended December 31, 2000, the Company sold 150,000 shares in a private placement for net proceeds of $60,000. No additional private placements were made in the first quarter of 2001. By consent of the Board of Directors on June 12, 2001, the Company sold 20,000 shares of restricted stock for $5,000 ($.25 per share) to Kiowa Oil Company. No additional private placements were made in the 3rd quarter of 2001.

As of September 30, 2001, the Company's cash reserves totaled $0 and total current assets were $72,077. The Company is continuing production and sales efforts as well as further research and development and has yet to break-even in terms of both cash flow and profitability. For the remainder of 2001, the Company has no long-term commitments but expects to incur additional costs for research and development . It also expects to expand its sales and marketing effort. These efforts could significantly increase demand for the Company's products beyond the Company's current production capacity. While the Company believes it can increase its production capacity to meet sales demand, significant additional capital could be required to meet expansion requirements.

Inventory at September 30, 2001 was $53,705. Inventory at September 30, 2000 was $39,698. The inventory turnover ratios were 1.33 and .99 for the nine month periods ending September 30, 2001 and 2000, respectively. This slight increase was due to an increase in production activity to fulfill second and third quarter 2001 purchase orders. Accounts receivable ratios were 24 days and 30 days for the periods ending September 30, 2001 and 2000, respectively. Working capital ratios were .54 and 5.15 for the periods ending September 30, 2001 and 2000, respectively. This change was due to a continuing increase in accounts payable for legal and accounting services resulting from the Company's preparation and filing of SEC forms, and accounting fees associated with the preparation of financials required of the Company since it became fully reporting. The Company has agreements with its accountants and attorneys to pay these balances as funding becomes available via accounts receivable generated from the normal operations of the Company.

The Company presently has an outstanding loan payable on demand to Terry Taylor, a stockholder. Principal balance as of September 30, 2001 is $40,000. The loan bears an interest rate of 10%. Interest is payable quarterly. The loan is secured by inventory.

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

RECENT DEVELOPMENTS
-------------------
In the third quarter of 2001, the Company continued taking advantage of the infrastructure improvements made during 2000 (implementation of fully integrated manufacturing/accounting software, availability of a dedicated officer for finance, marketing and SEC compliance tasks and outsourcing of certain manufacturing functions).

The Company has compiled a database of potential new wholesale distributors and end users to promote its existing product line sales through low-cost, direct mail marketing and e-mail. The new Company web site has been posted on the Internet and is being continually fine-tuned and updated. In the third quarter of 2001, the Company has continued to focus on sales of its core product line to fund operations by seeking new distributors for its products in Europe and Japan.

The Company's newly updated Internet site has been instrumental in making new connections with two European parts distributors. On May 25, 2001, the Company made an initial sale of ten units to Mittelmotor in Bochem, Germany, with their commitment to purchase a minimum of 100 units per year, all sales final. Also in the second quarter, the Company made a tentative agreement with similar terms with a parts distributor in France, Jean Buser Porsche in Paris. These two distributors accepted their first shipments in the third quarter. A second German parts distributor, Trend Produkte, placed a large initial order in the 3rd quarter, requesting shipment in the 4th quarter.

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

The Company has continued building finished product for the shelf of its existing product line, is shipping orders from stock, and has improved accounts receivable turn-around time.

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

The feedback the Company is receiving on initial sales of the Mercedes product line has been very favorable in terms of product quality and market interest. However, this product line is perceived as "too expensive" vs. rebuilt Mercedes ignition systems (although the Perma-Tune is new equipment). Therefore, the Company is considering a possible redesign or re-pricing of the product aimed at eliminating this impediment to sales.

Wholesalers indicate that if enough of their customers inquire about the product, they will stock the products. The Company's research indicates that there are no aftermarket products that compete with the Company's offerings available, and that consumers will buy the Company's Mercedes Kits if they are readily available to them. After speaking with the Company's major distributors (Worldpac, IMC, Performance Products and SSF), the Company has learned that these distributors are interested in carrying the product line, and that they are aware of customers of theirs who will buy the products. The distributors have now received production samples of the spark plug wire harness component of the kits..

In the second quarter of 2001, the Company finalized design specifications with Kingsborne for manufacturing wire sets, and expects production to begin in the first quarter of 2002. The Company does not have written commitments from these distributors to purchase the products. Since funding for large-scale advertising and marketing is not available at this time, the Company is promoting the products via its website and direct mailings of postcards.

The Company has continued to take a grass roots approach to marketing the Mercedes product line to create demand for the product. We have mailed new product brochures to all of our existing wholesale distributors as well as every Mercedes repair shop in our area to pique interest, and we are beginning to receive interested inquiries in response. Interest has been further generated by postings on the Mercedes lists-server of the Internet inviting interested people to visit our website, and our ad in the local Mercedes Benz Club newsletter. In the second quarter, the Company began enclosing a Mercedes product line brochure with every ignition unit it sells.

The Company has continued to search for more commercial applications for its Plasma Injector technology. The United States Mine Safety and Health Administration has expressed interest in Perma-Tune technology for use in their experiments to increase the safety of mining workers. In the second quarter of 2001, the Company sold one unit to the US Mine Safety and Health Administration. Results of their experimentation have been favorable, but the Company does not know if this sale will result in additional sales.

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

Plasma is commonly referred to as "the fourth state of matter", after solid, liquid and gas. Plasma is a high temperature, ionized gas composed of electrons and positive ions in such relative numbers that the gaseous medium is essentially neutral. A Perma-Tune Plasma Injector produces the plasma field by subjecting the fuel-air mixture to a sudden blast of high-Voltage energy (32,000 Volts with a rise time of 2 nanoseconds) that strips valence electrons from the fuel-air molecules.

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

As of the third quarter of 2001, the Company is waiting for US MagneGas to make decisions on plans to create commercial applications resulting from its successful experimentation using MagneGas with the Company's products. USMagneGas' parent company, EarthFirst Technologies, reorganized its board of directors in the third quarter, with additional personnel changes at USMagneGas, and this has delayed decision-making regarding future commercial application of these automotive applications. It is not known at this time if future sales will result from these experiments.

In preparation for the release of its new Honda products, a dynamometer test was conducted by a prospective Honda client at their own expense to compare the Perma-Tune model HN010 against the Honda's stock ignition system at Redline Performance in the Ft. Worth, Texas area. No other variables were changed in this test. The customer's mechanics conducted the dyno test; Perma-Tune personnel were not involved in the testing in any way. The purpose of the test was to evaluate the ease of installation, and the possibility of achieving increased performance using the Perma-Tune model HN010.

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

In April 2001, the Company filed an amended Registration Statement on Form 10SB and responded to comments from the Securities and Exchange Commission's staff. In May, 2001 the Company received further comments from the SEC on this amended filing. As of June 30, 2001, the Company had completed responses to these comments and was preparing a presentation to send to the SEC. On July 11, 2001, the Company received correspondence from the SEC indicating that all comments had been cleared. On August 14, 2001, the Company changed its trading symbol from PTUE to PTUN in preparation for listing on the NASDAQ OTC-BB. On August 30, 2001, the Company received clearance to trade on the NASDAQ OTC-BB. These changes were reported on Form 8-K.

Forward-looking statements
--------------------------
This report contains certain  forward-looking  statements  within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Stockholders are cautioned that all forward-looking statements involve risks and uncertainty. Although we believe the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements contained in the report will prove to be accurate.


Part II.   OTHER INFORMATION

Item 1.    Legal Proceedings

     None

Item 2.    Change in Securities and Use of Proceeds

     None

Item 3.    Defaults Upon Senior Securities

     None

Item 4.    Submission of Matters to a Vote of Security Holders

     Not applicable

Item 5.    Other Information

     Not applicable

Item 6.    Exhibits and Reports on Form 8-K

     (a) Exhibits

         None

     (b) Reports on Form 8-K

         September 4, 2001, the Company reported changing its trading symbol from PTUE to PTUN, and the quotation of its common stock on NASDAQ OTC-BB on Form 8-K.

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


Date:  November 13, 2001