Form 10KSB
period 2001-12-31
PERMA TUNE ELECTRONICS INC
filed 2002-03-26
CIK 1074663

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
(Mark One)

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE ACT OF
     1934

                   For the fiscal year ended DECEMBER 31, 2001

[  ] TRANSITION  REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE
     ACT OF 1934

             For the transition period from           to
                                           -----------  -------------

                        Commission file number 000-31631

                          PERMA-TUNE ELECTRONICS, INC.
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

               TEXAS                                    75-2510791
  (State or other jurisdiction of            (IRS Employer Identification No.)
   incorporation or organization)

                 111 SOUTH BIRMINGHAM STREET, WYLIE, TEXAS 75098
                -------------------------------------------------
                    (Address of principal executive offices)

                                 (972) 442-6774
                         -------------------------------
                         (Registrant's telephone number)

Securities registered under Section 12(b) of the Exchange Act         NONE

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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     For the fiscal year ended December 31, 2001, the Registrant's revenues were approximately $308,136. As of December 31, 2001, the aggregate market value of Registrant's voting stock held by non-affiliates was approximately $645,779. As of December 31, 2001, the Registrant had 2,312,700 shares of common stock outstanding.

                    Documents Incorporated by Reference: NONE

          Transitional Small Business Disclosure Format: Yes [ ] No [X]

                         PERMA-TUNE ELECTRONICS, INC.
                                   FORM 10-KSB
                          YEAR ENDED DECEMBER 31, 2001
                                      INDEX

                                     Part I

    Item 1.             Description of Business......................   2

    Item 2.             Description of Property......................   9

    Item 3.             Legal Proceedings............................   9

    Item 4.             Submission of Matters to a Vote of
                        Security Holders.............................   9


                                     Part II

    Item 5.             Market for Common Equity and Related
                        Stockholder Matters..........................   9

    Item 6.             Management's Discussion and Analysis or
                        Plan of Operation............................  11

    Item 7.             Financial Statements.........................  21

    Item 8.             Changes in and Disagreements with
                        Accountants on Accounting and Financial
                        Disclosure...................................  21

                                    Part III

    Item 9.             Directors, Executive Officers, Promoters
                        and Control Persons; Compliance with
                        Section 16(a) of the Exchange Act............  22

    Item 10.            Executive Compensation.......................  25

    Item 11.            Security Ownership of Certain Beneficial
                        Owners and Management........................  25

    Item 12.            Certain Relationships and Related
                        Transactions.................................  23

    Item 13.            Exhibits and Reports on Form 8-K.............  27

                        (a)   Index to Exhibits......................  27

                        (b)   Description of Exhibits................  27

    Signatures ......................................................  28
                                        1

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-KSB (this "Form 10-KSB"), including statements under "Item 1. Description of Business," and "Item 6. Management's Discussion and Analysis", constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995 (collectively, the "Reform Act"). Certain, but not necessarily all, of such forward-looking statements can be identified by the use of forward-looking terminology such as "believes", "expects," "may," "will," "should," or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Perma-Tune Electronics, Inc. ("the Company", "we" or "us") to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. References in this form 10-KSB, unless another date is stated, are to December 31, 2001.

BUSINESS OF ISSUER

Perma-Tune Electronics, Inc., designs, manufactures and distributes ignition control modules which replace original ignition control modules for both high performance and standard automobiles. The Company has four full-time employees. Perma-Tune's products are designed to provide better performance and lower hydrocarbon emissions than original equipment ignition systems.

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

The Company manufactures three levels of equipment: the basic Perma-Tune, the "Coilless" Perma-Tune and the "Digital Fire" Perma-Tune. The basic Perma-Tune unit can be adapted to any internal combustion engine that utilizes a spark plug. The unit is designed to be installed with relative ease. The basic unit replaces an automobile's original ignition control module while utilizing the original existing coil. The Company presently manufactures basic units which have been designed for nine automobile models including those of Porsche and Mercedes Benz. The Company is developing additional units for four Toyota models, two Honda models and two Mercedes Benz models.Prototype circuitry has been completed for the Toyota models, but field testing on cars is on hold pending necessary funding. Two prototype Honda models and two prototype Mercedes Benz models are currently installed and being tested on vehicles. Further development will be completed when funding is available for necessary tooling to manufacture connectors.

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

As of December 31, 2001, the wholesale prices for the major Perma-Tune models range from $115 to $998 asfollows:

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

The Perma-Tune system increases horsepower by approximately 10% over other ignition systems. Tests to determine these performance increases were performed at the independent dynamometer facilities of Norwood Autocraft, of the Dallas area) by non Perma-Tune personnel. These test results represent a compilation of 25 test runs. These tests compared the Perma-Tune Coilless model against the Autotronic MSD 6AL model. The cost of these tests was $325. Norwood Autocraft has reviewed this disclosure and the accompanying dyno charts provided supplementally with this filing, and agreed that they are correct.

Toyota Racing and Development conducted independent testing of the Perma-Tune system and reported an increase of approximately 60% in torque over the stock ignition system. These test results represent a compilation of 12 test runs comparing the Perma-Tune Digital Fire with stock Toyota ignition systems. Toyota Racing and Development paid for the testing. Toyota Racing and Development has reviewed this disclosure and the accompanying dyno charts provided supplementally with this filing, and has agreed that they are correct.

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

The Company is managed by Mr. Lenarduzzi and his wife Linda Decker. He is president and chief executive officer of the Company, and has had 19 years of experience in designing and manufacturing Perma-Tune products. Ms. Decker is a director, financial officer and principal shareholder of the Company. Her background includes accounting, marketing and product line management expertise.

The Company has four full-time employees, two of whom (Lonnie Lenarduzzi and Linda Decker) are involved in sales.

The Company licenses its technology from its President, Lonnie Lenarduzzi, for $1,000 per year under a licensing agreement extending to November 30, 2021. The Company has no obligations to pay royalties to Mr. Lenarduzzi or any other person or entity.

The Company believes that large, unexploited domestic and foreign markets exist for its products. As of December 2000, production capacity was 175 units per month. As of December 2001, production capacity was 200 units per month. The Company conservatively projects production capacity of at least 450 units per month by the end of 2002. This increase in production capacity can be achieved by subcontracting the assembly of circuit boards. The Company's existing facilities are capable of producing a maximum of 4,000 units per month by adding additional assembly stations and operating three shifts per day for five days per week. The Company currently operates one shift per day for five days per week.

The Company currently has three assembly stations. Twenty assembly stations are needed to produce 4,000 units per month. The approximate cost of an assembly station is $600. Funding for additional workstations will come from raising capital via stock sales.

The Company is not dependent upon any sole source suppliers, the loss of which would have a materially adverse impact on operations or operating results.

The Company spent $3,165 and $10,249 on research and development during the fiscal years ended December 31, 2000 and 2001, respectively. This increase in R&D expenses for the year 2001 was due to the development of spark plug wire sets for the Porsche models 911, 911SC, 930 and 964, as well as the Plasma Drive ignition system for the Porsche model 964.

ADDITIONAL BUSINESS DEVELOPMENTS

The Company's expansion of market share and growth will depend on the success of three separate factors: its educational and marketing efforts with wholesalers; the possible endorsement by federal regulatory bodies for the pollution-reducing attributes of its product on federal highways; and the consumer's increased concern for performance, fuel economy and reduced pollution. In order to address these matters, the Company has developed a marketing plan and is producing its own product brochures and product catalogs on CD for use by its warehouse distributors. The Company has also produced a "white paper" describing the advantages of Perma-Tune's products in reducing automobile emissions, and has distributed it to members of the Texas legislature. The Company has had no response from the Texas state legislature as of the date of this filing. The white paper has been published on the Company's website.

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

Both the MSD product line made by Autotronic Controls and the Jacobs product line produce distributor-type ignition systems compete with the Perma-Tune Coilless and conventional ignitions, but not with the Digital Fire line. Whereas the Perma-Tune replaces the existing ignition system, the competitors' models utilize the original vehicle ignition systems. These models are more costly and their performance has proven to be inferior to Perma-Tune Coilless and conventional ignition systems in independent dynamometer tests at Norwood Autocraft in the Dallas area. Norwood Autocraft has reviewed this disclosure.

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

The Company licenses its technology from its President, Lonnie Lenarduzzi, for $1,000 per year under a licensing agreement executed on November 30, 1996 and extending for a period of 25 years to November 30, 2021. The Company has no obligations to pay royalties to Mr. Lenarduzzi or any other person or entity.

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

The Company protects its trade secrets by non-disclosure and by manufacturing processes that protect its products from reverse engineering. A specially engineered transformer that is key to the Perma-Tune's operation is manufactured in-house only using a proprietary process. All Perma-Tune products are potted after production and testing. Potting is a process whereby the inside of the units are filled with a special plastic polymer material that hardens completely into a solid block. The polymer is chemically similar to the coating on several of the key components, and bonds to these components' coating in the process. After potting is complete, the only way to open the product is to completely destroy it by smashing the solidified potting material. If the units were to be x-rayed, even this would not reveal the proprietary process by which the specially-engineered transformer is built, which is the key to the units' performance. The Company believes its trade secrets are secure from discovery and have been so for at least 13 years.

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


SALES STRATEGY

The Company does not make retail sales to end users. It sells to large wholesale warehouse distributors who sell its products to jobbers, mechanics, specialty shops and the public. All sales to warehouse distributors are final. There are no rights of return. The Company warrants that its products will be free from defects in materials and workmanship for one year from the time of purchase by the end user. Should the Company determine that there are defects within the one year period, management has a choice to repair or replace the defective unit. In 2000, the Company repaired zero units and replaced 8 units; in 2001, the Company repaired one unit and replaced 7 units. Costs related to handling repairs and replacements have been insignificant and immaterial historically. Adoption of SAB-101 will not affect our financial statements because of the Company's no right of return (i.e., all sales are final) policy.

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

The Company intends to further develop its distribution channels by personally meeting with salespeople to provide technical training and to introduce new products. The Company has produced its own brochures and product catalog on compact disk for use by its warehouse distributors in their advertising, print catalogs and websites to assist in increasing public awareness of Perma-Tune and its products. In 2001, the Company also focused on expanding its product line to include a family of additional ignition-related products such as spark plug wire sets, preamplifiers and engine wiring harness repair kits.

During the year ended December 31, 2001, two customers accounted for a total of 36% of sales. The Company has no supply agreements with these customers. The customers are Worldpac (25% of sales) and Performance Products (11% of sales).

ITEM 2.  DESCRIPTION OF PROPERTY

The  Company   leases  3,200  square  feet  of  space  for   manufacturing   and
administrative activities in Wylie, Texas, a suburb of Dallas, at $1,550 per month. The lease expires on May 31, 2005.

ITEM 3.  LEGAL PROCEEDINGS

The Company is not a party to any litigation.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2001.


                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCK MATTERS

"Bid" and "asked" offers for the common stock are listed on the NASDAQ OTC-BB published by the National Quotation Bureau, Inc. The trading symbol for the common stock is PTUN. On December 31, 2001 the closing bid for the common stock was $0.75 and the closing ask was $1.10 per share.

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

The following table sets forth the quarterly high and low bid prices of the common stock from March 30, 2000 until December 31, 2001. Such prices represent prices between dealers, do not include retail mark-ups, mark-downs or commissions, and may not represent actual transactions.

                                                    Bid Prices
        Quarter Ended                      High                       Low
        -------------                      ----                      ------

        March 30, 2000                     $1.00                     $0.50
        June 30, 2000                      $1.25                     $0.25
        September 30, 2000                 $1.25                     $1.25
        December 31, 2000                  $1.00                     $1.00
        March 30, 2001                     $0.75                     $0.25
        June 30, 2001                      $0.75                     $0.75
        September 30, 2001                 $0.75                     $0.75
        December 31, 2001                  $0.78                     $0.125

There were 64 holders of record of the common stock as of December 31, 2001.

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

RECENT SALES OF UNREGISTERED SECURITIES

During the year ended December 31, 2001, the Company issued or sold securities which were not registered under the Securities Act of 1933, as amended (the "Act"), as follows: On June 12, 2001 the Company sold 20,000 shares for $5,000 or $.25 per share of restricted stock, to Kiowa Oil Co. Bid price for the Company's common stock was $.75 during that period (see table on the previous page). The Company claims the exemption from registration afforded by Section 4(2) under the Act since no public offering was involved, the purchaser took the shares for investment and not resale and the Company took appropriate measures to restrict transfer. No underwriters or agents were involved in the sale and no underwriting discounts or commissions were paid by the Company.

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

Production, profit margin and operational efficiency have all been improved in 2001. However, the Company experienced continuing losses due to the heavy burdens of legal and accounting expenses involved with fulfilling the requirements of a fully reporting company. While the Company has taken steps to contain the cost of legal and accounting expenses associated with fulfilling the requirements of a fully reporting company, it still carries a high debt load for services related to these items accrued in the last 36 months. Bringing the bulk of that work in-house, rather than outsourcing it has reduced administrative and legal fees associated with the preparation of quarterly filings with the SEC. The Company's decision to change audit firms in January, 2002 will further reduce these fees for future filings.

Management believes it is well positioned to take advantage of the infrastructure improvements it has made (implementation of fully integrated manufacturing/data base accounting software, the dedication of an officer to finance/SEC compliance and marketing planning, outsourcing of certain manufacturing functions) when significant capital becomes available.

Since the Company has not yet raised money from its outstanding warrants, we have focused on expanding our existing product lines to provide operating capital. The Company has concentrated its efforts on streamlining and increasing the production of its existing product lines in order to eliminate backorders for Porsche products, and to introduce a new line of spark plug wire sets for Porsche cars. As of the end of 2001, all backorders have been filled and reserves of finished product are in stock. The Company expects to ship future orders directly from stock to increase customer satisfaction and permit quicker collection of accounts receivable.

NEW PRODUCTS

The Company plans to make the following inventions the basis of new product lines.

The Basic Perma-Tune
---------------------

The Basic Perma-Tune is the result of technology the Company developed to replace the original Perma-Tune design. The product can be expanded to Mercedes, Honda and Toyota cars and trucks. The new Perma-Tune product is both a repair part and a performance/fuel economy enhancement for Ferrari, Porsche, Mercedes, Honda and Toyota vehicles. The Company intends to continue trade secret protection of the Perma-Tune product line. The Company may file a patent application, copyright and or trade secret protection on some aspects of Perma-Tune products for use on General Motors and Ford vehicles.

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

The Company has designed the Digital Fire product line that generates revenue in the manufacturing of hardware and software. The Digital Fire involves two kinds of software akin to the desktop computer. The Digital Fire Operating System
(DFOS) is like Windows to a desktop computer and the Palm Pilot software is like a word processor. For the Digital Fire, DFOS is the software that determines if the unit is a four cylinder, six cylinder or eight cylinder product. This software configures the Digital Fire for what kind of car it will be used on but not what to do. The ability to change the "to do" instructions are intended to fine tune the engine for maximum performance given any different set of variables at the race track. During the last step of manufacture for each unit, a special chip containing the DFOS is inserted that determines which type of Digital Fire the unit will be. Simply programming new DFOS can create new features and products. This software is not retrievable from any unit and it is proprietary. It cannot be altered once the unit is completely assembled. The Digital Fire Programming Software ("DFPS") is the software that allows the user to program the Digital Fire. This software can be continuously upgraded and customized like Word or any other user interface. This software resides in a Palm Pilot personal organizer. It is very inexpensive, easy to use, and is connected to the Internet via the desktop computer or the new Connected Palm Pilot. The Company intends to continue developing new DFPS designed for distribution through the Internet or compact disk. The open architecture design of the Digital Fire may allow the Company to reduce DFPS development costs by acquiring software developed by freelance programmers.


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

In 1999, the U.S. Navy Surface Weapons Center approached the Company with a requirement for a device with technical specifications similar to those requested by LLNL. In response to this request, the Company developed the Plasma Injector. To the best of our knowledge, we were not competing with any other company on this project. To date, 26 Plasma Injectors have been manufactured; one was sold to the U.S. Navy, and 25 have been used by the Company in various research projects aimed at developing commercial automotive, space and industrial applications for the technology.

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

The Company continues to seek new applications for its Plasma Drive product, and has sold a unit to Moller Industries of Davis, California. Moller is developing low-pollution engines and is experimenting with the Plasma Drive for use on these engines. These engines would be used on aircraft and automobiles, and are intended to replace conventional piston engines. As of December 31, 2001, Moller has not completed testing of the plasma system.

The Company has also begun a dialogue with Pratt & Whitney Aerosciences Center of Seattle, Washington about using the Plasma Drive in experiments on their pulse detonation engine. The pulse detonation engine is being studied as a possible replacement for the jet engines now in use by airlines and the military. As of December 31, 2001, Pratt & Whitney has not placed an order, and is still studying the proposal.

The US Mine Safety and Health Administration has purchased a single unit for use in their experimentation. As of December 31, 2001, reports from USMSHA have been favorable.

Boeing   Aerospace   purchased  a  single  unit  for  use  in  satellite  engine experiments. As of December 31, 2001, reports from Boeing representatives have been favorable.

The results of these experiments by Boeing, Moller Industries, Pratt & Whitney Aerosciences Center and the US Mine Safety and Health Administration are not known at this time, nor is it known if these experiments will result in future sales by the Company. The Company has completed R&D for a Plasma Injector designed for the Porsche 964, a late model Porsche. The Company intends to begin shipping the 964 Plasma Drive in the first quarter of 2002.

The company is currently able to manufacture Plasma Injectors utilizing existing manufacturing facilities without incurring additional expense. However, new product development and the expansion of our manufacturing staff and facilities have been halted pending funding.

MARKETING STRATEGY

Management has retained a public relations firm, Shapiro & Company, for assistance in the planning and implementation of new product marketing strategy. The Company now has the option of putting Shapiro & Company on retainer for $3,000.00 per month to handle public relations. The Company intends to obtain quotes from other firms before awarding this business. Until it is financially able to put a public relations firm on retainer, the Company will continue to foster word of mouth advertising, will continue to conduct sales training missions to the Company's wholesale distributors, has continued to improve and expand its website, and has initiated a low-cost postcard mailing campaign to alert distributors to new product offerings. The Company now provides its warehouse distributors with compact disks containing information on all of its product offerings in a format that distributors can use to promote the Company's products.

In 2001, the Company continued to expand its distribution network and now sells to 11 wholesale distributors who supply an unknown number of distributors and retailers. The products of the Company are sold throughout the United States and are now being sold in Germany and France. All sales to warehouse distributors are final. There are no rights of return. The Company warrants that its products will be free from defects in materials and workmanship for one year from the time of purchase by the end user. Should the Company determine that there are defects within the one-year period, management has a choice to repair or replace the defective unit. The Company's warranty is valid only in the United States. Costs related to handling repairs and replacements have been insignificant and immaterial historically. Adoption of SAB-101 will not affect our financial statements because of the Company's no right of return (i.e., all sales are final) policy.

The Company's short-term marketing strategy is to begin shipment of Porsche 964 Plasma Drives and several new configurations of spark plug wire sets in the first quarter of 2002. The Company already has some of these products in inventory and is ready to produce more. A distribution network for these parts has already been established. The Company is working to expand distribution of these new offerings domestically by adding new warehouse distributors to its network.

The interim marketing strategy is to develop the Honda and Toyota product line in the third quarter of 2002, and then move on to the development of the market for Perma-Tune products for domestic makes in 2003. The product lines require that production tooling be made, for which funding is currently unavailable. Most of the Company's distribution network already includes Asian car parts. There is interest in the Perma-Tune Toyota repair parts because there is currently no aftermarket supply available. The Company knows of no aftermarket manufacturing companies making replacement ignition modules for these automobiles.

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

COMPARISON OF OPERATING RESULTS

Year Ended December 31, 2001 Compared to the Year Ended December 31, 2000
-------------------------------------------------------------------------

In 2001, the Company experienced 21% sales growth as gross sales increased from $254,699 in 2000 to $308,136. A total of 1504 units were sold in 2000 at an average price of $169. A total of 1859 units were sold in 2001 at an average price of $161. This change in average price per unit sold was due primarily to increased sales of our lower priced units.

Gross profit in 2001 was $199,874 compared to $144,708 in 2000. As a percentage of sales, gross profit increased in 2001 to 64.9% from 56.8% in 2000. The Company has begun sub-contracting some labor-intensive operations to increase its gross profit margin and to allow for rapid growth. The Company believes it can further improve its profit margin, as it has lined up additional sub-contractors to use in this expense-reducing effort, and will begin outsourcing additional segments of production once capital funding allows us to take advantage of the economies of scale these opportunities offer the Company. The higher the quantity of parts we can subcontract to outside vendors, the better price per piece the Company will be able to negotiate with each vendor, lowering our cost of goods sold and raising our profit margin. Circuitry which is currently hand-made in-house, can be outsourced for robotic manufacture with an expected increase in accuracy and reliability, but the Company will need to have the ability to make a large quantity purchase commitment and cover up-front set-up costs to implement these plans. In all cases, the Company will retain control over production of the Perma-Tune product line and its trade secrets by manufacturing the key components itself.

General and Administrative (G & A) expenses were $159,346 and $140,539 in 2001 and 2000 respectively. As a percentage of sales, G & A expenses decreased to 51.7% from 55.2%. The figures for both 2001 and 2000 are unusually high by percentage. The major components of this atypical result are extra salaries and wages (with related payroll taxes) for Company personnel to carry out research and development work, and the internal costs associated with being a fully reporting company. Interest expenses increased from $5,209 in 2000 to $8,947 in 2001. This increase reflects interest associated with agreements with the Company's attorneys and previous accountants to allow the Company to pay its outstanding balances as revenue became available from the collection of normal accounts receivable. Third-party debt levels have been reduced over the course of 2001. The Company has paid off outstanding balances with its attorneys, and in addition to making substantial headway in paying off its remaining balance for accounting services, the Company made the decision to change accounting firms in January 2002 in order to substantially reduce future expenditures on financial reviews and audits. This change in audit firms was reported via a Form 8-K in January, 2002.

Research and development expenses were $3,165 in 2000 and $10,249 in 2001. This increase in R&D expenditures was due to the creation of spark plug wire kits and development of the Plasma Injector for use in automobiles.

Since the Company incurred net losses for both 2000 and 2001, there was no income tax liability for either year. The Company has a net operating loss carry-forward available in the amount of $311,907 to be offset against future income through years ended December 31, 2011 through 2021. The majority of this net operating loss carry-forward, $282,109, has occurred in the last five years. This was the direct result of increased R&D expenses for developing new products as well as the costs associated with the public offering that will fund the mass production of all product lines.

As of December 31, 2001, the Company's accumulated losses were $311,907.

LIQUIDITY AND CAPITAL RESOURCES

For the year ended December 31, 2001 the Company has not generated positive cash flow from its own operations due to the preliminary nature of such operations, ongoing investment in research and development, and expenditures to build the appropriate infrastructure to support its expected growth. Consequently, the Company has been dependent on private placements of its equity securities and debt financing to fund its cash requirements, as well as revenues provided by the normal operations of Perma-Tune.

On January 12, 2001 the Company entered into a $15,000 line of credit with The American National Bank of Texas in Wylie that is collateralized by the Company's accounts receivable, inventory and equipment. The line was renegotiated to $25,000 on March 12, 2001, with an initial interest rate of 11.5%. Interest is variable, based on the Prime Rate plus 3%. Accrued interest is payable monthly, and the maturity date is March 12, 2002. For the period ended December 31, 2001, the principal balance owed on this line of credit was $20,800, with an interest rate of 7.75%. This line of credit has been extended with the same terms and a new expiration date of 3/20/03.

On October 9, 2001, the Company closed its operating checking account with Inwood National Bank in Wylie, TX.

On December 8, 1997, the Company issued an offering circular for 125,000 units priced at $2.00 per unit. Each unit entitled the investor to one share of common stock and three stock purchase warrants. Each warrant entitled the holder to purchase one share of stock for $2.00. The warrants expire on December 31, 2003. At December 31, 2001, there are 348,000 warrants outstanding.

Proceeds from the exercise of warrants are planned to fund production tooling and start up costs of the Honda and Toyota products lines. The Company plans to manufacture the required tooling estimated at $35,000 in materials and 560 man hours. There may be other costs associated with attaining the California Air Resources Board certification for the Honda, Toyota and Porsche 964 product lines.

In the year ended December 31, 2001, the Company sold 20,000 shares in a private placement with Kiowa Oil Co. for net proceeds of $5,000, or $.25 per share. Bid prices for the Company's common stock ranged from $.78 to $0.125 during this period (see table on page 10).

No underwriters or agents were involved in any of the sales and no underwriting discounts or commissions were paid by the Company.

As of December 31, 2001 the Company's cash reserves totaled $811 and total current assets were $51,151. As of December 31, 2001, the Company had an open line of credit for $25,000 with American National bank. The Company is continuing production and sales efforts as well as further research and development and has yet to break even in terms of both cash flow and profitability. For the remainder of 2001 and into 2002, the Company has no long-term commitments but expects to incur additional costs for research and development. It also expects to expand its sales and marketing effort. These efforts could significantly increase demand for the Company's products beyond the Company's current production capacity. While the Company believes it can increase its production capacity to meet sales demand, significant additional capital could be required to meet expansion requirements.

Inventory at December 31, 2001 was $33,813. Inventory at December 31, 2000 was $50,007. This decrease reflects the Company's decision to write off the value of its Digital Fire inventory as expense because sales of that product line have been delayed.

The Company presently has an outstanding loan payable on demand to Terry Taylor, a stockholder. Principal balance as of December 2001 is $40,000. The loan bears an interest rate of 10%. Interest is payable quarterly. The loan is secured by inventory.

The Company's working capital ratio was 0.48 in 2001, compared with 1.001 in 2000. The Company will retire accounts payable from income generated by normal operations. It has agreements with its accountants and attorneys to pay them as funding becomes available.

The Company's inventory turnover ratios were 2.20 and 3.20 for 2000 and 2001, respectively. This increase in turnover was a result of two factors. The Company's sales increased in 2001, and fewer labor hours were needed for activities related to financial reporting requirements once a familiarity with these procedures was acquired, reducing cost of goods sold.

The Company's accounts receivable ratios were 5 days and 19 days for 2000 and 2001, respectively. The Company continues to manage its accounts receivable very effectively, collecting monies due well within the terms offered to its customers. The turnover ratio increased in 2001 because COD and credit card sales decreased as a percentage of all accounts receivable compared with 2000.

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

Without additional capital funding, the Company believes it can operate at its current level of liquidity for twenty-four to thirty-six months. However, it hopes to obtain short-term funding until operations are ramped up, creating the profitability that will improve its liquidity position.

ITEM 7.  FINANCIAL STATEMENTS

The financial statements of the Company appear on pages F-1 to F-12.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Board of Directors of the Company made the decision to change audit firms on 1/17/02. This change was duly reported to the SEC on Form 8-K, as quoted below.

For the fiscal years ended December 31, 2000, 1999 and 1998 and the interim period subsequent to December 31, 2000, the firm of Travis Wolff and Company, LLC ("Travis Wolff") served as the Company's auditors. Effective January 17, 2002, the Board of Directors of the Company approved the change of accountants. On January 17, 2002, management of the Company dismissed Travis Wolff and engaged Malone & Bailey, PLLC of Houston, Texas, as its independent public accountants to audit its financial statements for the fiscal year ended December 31, 2001. At no time has the Company consulted Malone & Bailey, PLLC regarding any accounting matters. The Company is completely satisfied with the work performed by Travis Wolff; this change is being made solely to contain the Company's costs associated with accounting services.

     During the period of engagement of Travis Wolff, there were no disagreements between the Company and Travis Wolff on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements (if not resolved to the satisfaction of Travis Wolff) would have caused Travis Wolff to make reference in connection with their report to the subject matter of the disagreements. The accountants' report on the financial statements of the Company for the fiscal years ended December 31, 2000, 1999 and 1998 did not contain any adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty or audit scope or accounting principles, except to express doubt as to the Company's ability to continue as a going concern.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.


DIRECTORS AND OFFICERS

The Directors and Officers of the Company are as follows:

                                                                     Served as a
 Name                   Age      Position                       Director Since:
 ----                   ---      --------                       ---------------
 Lonnie Lenarduzzi      46       President, Chief Executive           1989
                                 Officer and Director

 Linda Decker           44       Secretary, Chief Marketing           1989
                                 Officer and Director

 Larrie Lenarduzzi      43       Director                             1989

 Wayne Robertson        48       Director                             1989

 Harold "Red" Smith     68       Director                             1989


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

Harold "Red" Smith, Director, is an aeronautical engineer with a Bachelor of Science degree from Southwestern Methodist University and a Master of Science degree from the University of Colorado. He is an entrepreneur who owns and operates four companies: R&D Aeronautical (located in Wylie, Texas) manufactures unmanned military aircraft to sell to the United States Air Force and NATO countries; Air Command International (located in Caddo Mills, Texas) manufactures manned gyroplanes in Kit and FAA certified form; Southwest Soaring Inc. (located in Caddo Mills, Texas) is a glider school; and RS Systems Inc. dba Joans Hallmark (located in Plano, Texas) which has seven Hallmark franchises located in the north Dallas area.

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

To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and on representations that no other reports were required, no person required to file such a report failed to file on a timely basis during fiscal 2001. Based on stockholder filings with the SEC, the Company does not believe any other stockholders are subject to Section 16(a) filing requirements.

ITEM 10. EXECUTIVE COMPENSATION

Compensation paid to Officers and Directors is set forth in the Summary Compensation Table below. The Company may reimburse its Officers and Directors for any and all out-of-pocket expenses incurred relating to the business of the Company.

                           SUMMARY COMPENSATION TABLE

 Name and Position                                    Fiscal Year      Salary
 -----------------                                    -----------      -------
 Lonnie Lenarduzzi    President, Chief Executive         2001          $45,800
                        Officer and Director             2000          $51,048
                                                         1999          $48,765

 Linda Decker         Secretary, Chief Marketing
                        Officer and Director             2001          $17,400
                                                         2000          $ 6,613
                                                         1999          $ 2,025

For the fiscal year ending December 31, 2002 it is anticipated that the compensation of Mr. Lenarduzzi will be $50,200, and compensation of Ms. Decker will be $17,500.

ITEM 11. SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN SECURITY HOLDERS

The following table sets forth information as of December 31, 2001, with respect to the beneficial ownership of the common stock by (i) each director and officer of the Company, (ii) all directors and officers as a group and (iii) each person known by the Company to own beneficially 5% or more of the common stock:

    Name and Address of                    Shares Owned             % of Class
    Beneficial Owner                      Beneficially(1)              Owned
    -------------------                   ---------------           -----------
    Lonnie Lenarduzzi                       1,566,600(2)               67.7%
    111 South Birmingham St.
    Wylie, Texas 75098

    Linda Decker                            1,566,600(2)               67.7%
    111 South Birmingham St.
    Wylie, Texas 75098

    Larrie Lenarduzzi                           6,000(3)                  *
    6236 Tourelle Drive
    Highland Heights, Ohio 44143

    Name and Address of                    Shares Owned             % of Class
    Beneficial Owner                      Beneficially(1)              Owned
    -------------------                   ---------------           -----------
    Wayne Robertson                            78,764                  3.4%
    2652 No. McDermott Road
    Kuna, Indiana 83634

    Harold Smith                               78,764                  3.4%
    P.O. Box 1983
    Wylie, Texas 75098

    Newport Capital Consultants               225,000(4)               9.7%
    78740 Runaway Bay
    Bermuda Dunes, California 92201

    All Officers and Directors
    as a Group (5 persons)                  1,730,128                  74.6%

------------
    *Less than 1%

    (1) The number of shares of common stock owned are those "beneficially owned" as determined under the rules of the Securities and Exchange Commission, including any shares of common stock as to which a person has sole or shared voting or investment power and any shares of common stock which the person has the right to acquire within 60 days through the exercise of any option, warrant or right. As of December 31,2001, there were 2,312,700 shares of common stock outstanding. As of such date there were 348,000 outstanding warrants to purchase shares of common stock, exercisable until December 31, 2003 at $2.00 per share.

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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Lonnie Lenarduzzi has entered into a Licensing Agreement to license to the Company all technology developed by him for $1,000 per year. The Licensing Agreement was entered into on November 30, 1996 and has a term of 25 years, extending to November 30, 2021.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  INDEX TO EXHIBITS

         Exhibit No.           Description of Exhibit
         ----------            ----------------------
         3.1                   Articles of Incorporation                  (1)

         3.2                   Amendment to Articles of Incorporation     (2)

         3.3                   By-Laws                                    (3)

         4.1                   Form of Stock Purchase Warrant             (4)

        23.1                   Consent of Travis, Wolff & Company, LLC    (5)

        23.2                   Consent of Malone & Bailey, PLLC           (5)

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

(5)      Filed herewith

     (b) No reports on Form 8-K were filed during the last quarter of the period covered by this report.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            PERMA-TUNE ELECTRONICS, INC.

DATED: March 26, 2002                      By: /s/ Lonnie Lenarduzzi
                                             ------------------------
                                             Lonnie Lenarduzzi, President


     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

NAME                          TITLE                              DATE

/s/ Lonnie Lenarduzzi       President, Chief Executive Officer  March 26, 2002
---------------------        and Director
Lonnie Lenarduzzi           (Principal Executive Officer)


/s/ Linda Decker            Secretary, Chief Marketing          March 26, 2002
---------------------        Officer and Director
Linda Decker                (Principal Financial Officer,
                             Principal Accounting Officer)


/s/ Larrie Lenarduzzi       Director                            March 26, 2002
---------------------
Larrie Lenarduzzi


/s/ Wayne Robertson         Director                            March 26, 2002
---------------------
Wayne Robertson


/s/ Harold Smith            Director                            March 26, 2002
---------------------
Harold Smith

                          PERMA-TUNE ELECTRONICS, INC.
                              Financial Statements
                               For the Years Ended
                           December 31, 2001 and 2000

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

     Statements of Operations                                     F-4

     Statements of Stockholders' Equity (Deficit)                 F-5

     Statements of Cash Flows                                     F-6

     Notes to Financial Statements                             F-7 to F-12

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors
Perma-Tune Electronics, Inc.
Wylie, Texas

We have audited the accompanying balance sheet of Perma-Tune Electronics, Inc. as of December 31, 2001, and the related statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of Perma-Tune's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Perma-Tune Electronics, Inc. as of December 31, 2001, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.


Malone & Bailey, PLLC
www.malone-bailey.com
Houston, Texas

February 7, 2002

                          INDEPENDENT AUDITORS' REPORT


Perma-Tune Electronics, Inc.
Wylie, Texas

We have audited the statements of operations, stockholders' equity and cash flows for the year ended December 31, 2000. These financial statements are the responsibility of Perma-Tune's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of its operations and cash flows for the year ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

/s/ Travis, Wolff & Company, L.L.P.

Travis, Wolff & Company, L.L.P.
Dallas, Texas
January 22, 2001

                          PERMA-TUNE ELECTRONICS, INC.
                                  BALANCE SHEET
                                  December 31,



                                                                       2001
                                                                   ------------
                                     ASSETS

Current assets
  Cash                                                                   $ 811
  Accounts receivable                                                   16,367
  Inventory                                                             33,813
  Other current assets                                                     160
                                                                   ------------
    Total current assets                                                51,151

Property and equipment, net                                              6,486
                                                                   ------------
                                                                      $ 57,637
                                                                   ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Line of credit                                                      $ 20,800
  Accounts payable                                                      39,055
  Accrued expenses                                                       5,744
  Due to stockholder                                                    40,000
                                                                   ------------
    Total current liabilities                                          105,599
                                                                   ------------

STOCKHOLDERS' EQUITY (DEFICIT):
  Common stock, no par value, 10,000,000 shares authorized,
  2,312,700 shares issued and outstanding                              263,945
Accumulated deficit                                                   (311,907)
                                                                   ------------
  Total Stockholders' Equity (Deficit)                                 (47,962)
                                                                   ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                  $ 57,637
                                                                   ============


              See accompanying summary of accounting policies and
                         notes to financial statements.

                          PERMA-TUNE ELECTRONICS, INC.
                            STATEMENTS OF OPERATIONS


                                              For the Years Ended December 31,
                                                  2001              2000
                                            ----------------- ---------------

Net sales                                       $ 308,136         $ 254,699
Cost of goods sold                                108,262           109,991
                                            --------------    --------------
Gross profit                                      199,874           144,708
                                            --------------    --------------

Operating expenses:
  General and administrative                      159,346           140,539
  Legal and professional                           81,440            40,350
  Research and development                         10,250             3,165
  Depreciation                                      3,364             4,300
                                            --------------    --------------
                                                   254,400           188,354
                                            --------------    --------------

Loss from operations                               (54,526)          (43,646)

Other income (expense):
  Interest expense                                  (8,947)           (5,209)
  Other                                                 -               160
                                            --------------    --------------
                                                    (8,947)           (5,049)
                                            --------------    --------------

                                            --------------    --------------
Net loss                                         $ (63,473)        $ (48,695)
                                            ==============    ==============

Net loss per share:
  Basic and diluted                                $ (0.03)          $ (0.02)
                                            ==============    ==============

Weighted average shares outstanding:
  Basic and diluted                             2,301,796         2,217,416
                                            ==============    ==============



              See accompanying summary of accounting policies and
                         notes to financial statements.

                          PERMA-TUNE ELECTRONICS, INC.
                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                      For the Years Ended December 31, 2001


                                   Common stock              Accumulated
                                                               deficit          Total
                        ---------------------------------   --------------   ------------
                             Shares             Amount
                        ------------------  -------------   --------------   ------------

Balance,
  January 1, 1999           2,142,700         $ 198,945      $(199,739)          $ (794)

Sale of common stock          150,000            60,000             -           60,000

Net loss                            -                 -        (48,695)         (48,695)
                        ---------------  ---------------    --------------      ----------
Balance,
  December 31, 2000         2,292,700           258,945       (248,434)         10,511

Sale of common stock           20,000             5,000             -            5,000

Net loss                            -                 -        (63,473)         (63,473)
                        ---------------  ---------------    --------------      ----------
Balance,
  at December 31, 2001      2,312,700         $ 263,945      $(311,907)       $ (47,962)
                        ===============  ===============    ==============      ==========

              See accompanying summary of accounting policies and
                         notes to financial statements.

                          PERMA-TUNE ELECTRONICS, INC.
                            STATEMENTS OF CASH FLOWS


                                                                 For the Years Ended December 31,
                                                                                     ------------
                                                                     2001                 2000
                                                               -----------------    -----------------

CASH FLOWS FROM OPERATING ACTIVITES:
Net loss                                                              $ (63,473)        $ (48,695)
Adjustments to reconcile net loss to cash used in operating
  activities:
  Depreciation and amortization                                           3,364             4,300
Changes in operating assets and liabilities:
  Accounts receivable                                                   (12,449)            8,729
  Inventory                                                              16,194           (11,224)
  Prepaid expenses and other                                              3,045            (3,414)
  Accounts payable                                                       17,369             3,378
  Accrued expenses                                                          (85)           (6,864)
  Other liabilities                                                           -                 -
                                                               -----------------    --------------
NET CASH USED IN OPERATING ACTIVITIES                                    (36,035)         (53,790)
                                                               -----------------    --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
                                                               -----------------    --------------
  Purchase of property and equipment                                          -            (7,916)
                                                               -----------------    --------------

CASH FLOWS FROM FINANCING ACTIVITES:
Payments on notes payable                                                     -            (10,000)
Line of credit, net                                                      20,800             (2,000)
Issuance of common stock                                                  5,000             60,000
                                                               -----------------    --------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                25,800             48,000
                                                               -----------------    --------------

NET DECREASE IN CASH                                                    (10,235)           (13,706)
Cash, beg. of period                                                     11,046             24,752
                                                               -----------------    --------------
Cash, end of period                                                       $ 811           $ 11,046
                                                               =================    ==============

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid                                                           $ 8,947           $  5,209
Income taxes paid                                                          $  -              $  -


              See accompanying summary of accounting policies and
                         notes to financial statements.

                          PERMA-TUNE ELECTRONICS, INC.
                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF ACCOUNTING POLICIES

Perma-Tune Electronics, Inc. referred to as ("Perma-Tune") was incorporated in 1993 under the laws of the state of Texas. Perma-Tune is engaged in the manufacture and sale of high performance automobile ignition systems for distribution throughout the United States, Canada, France and Germany.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the balance sheet. Actual results could differ from those estimates.

Cash Equivalents

Cash equivalents include highly liquid, temporary cash investments having original maturity dates of three months or less. For reporting purposes, such cash equivalents are stated at cost plus accrued interest which approximates fair value.

Accounts Receivable

Perma-Tune's trade accounts receivable are reported net of allowance for doubtful accounts of $0 at December 31, 2001 and 2000, respectively. Perma-Tune believes all amounts due are fully collectible.

Inventories

Inventories are stated at the lower of cost or market, cost being determined on a first-in, first-out basis.

Long-lived Assets

Property and equipment are stated at cost less accumulated depreciation. Major renewals and improvements are capitalized; minor replacements, maintenance and repairs are charged to current operations. Depreciation is computed by applying the straight-line method over the estimated useful lives of machinery and equipment (five years). Leasehold improvements are amortized over the shorter of the useful life of the improvement or the life of the related lease. Perma-Tune performs reviews for the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Revenue Recognition

Perma-Tune recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectibility is probable. Generally, these criteria are met at the time product is shipped. Perma-Tune provides for the estimated cost of product warranties upon shipment. Perma-Tune has a no return policy and has had no returns in the last two years. Shipping and handling costs are included in cost of goods sold.

Income Taxes

Perma-Tune accounts for income taxes under the asset and liability approach. The asset and liability approach is used to recognize deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. Perma-Tune records a valuation allowance to reduce the deferred tax assets to the amount that is more likely than not to be realized.

Basic Loss Per Share

Basic loss per share has been calculated based on the weighted average number of shares of common stock outstanding during the period.

Recent Accounting Pronouncements

Perma-Tune  does  not  expect  the  adoption  of  recently   issued   accounting
pronouncements  to  have  a  significant  impact  on  Perma-Tune's   results  of
operations, financial position or cash flow.

NOTE 2 - Recurring Losses

Perma-Tune has incurred losses of $63,473 and $48,695 for the years ended December 31, 2001 and 2000, respectively. At December 31, 2001, Perma-Tune had negative working capital of $54,448. During 2001, Perma-Tune incurred legal and professional fees of $81,440 for their initial and subsequent filings with the Securities and Exchange Commission. In 2002 Perma-Tune will incur approximately $40,000 for the required filings. This savings as well as other cost saving measures taken by Perma-Tune will reduce operating costs in 2002 and enable Perma-Tune to continue its operations.

NOTE 3 - Inventories

Inventories are valued at the lower of cost or market with cost being determined using the first-in first-out method and consist of the following at December 31,:



                                    2001                  2000
                               ---------------    -----------------
      Raw materials                  $ 30,695             $ 41,240
      Finished goods                    3,118                8,767
                               ---------------    -----------------
                                     $ 33,813             $ 50,007
                               ===============    =================


NOTE 4 - Major Customers

Perma-Tune has two and four customers that accounted for more than 10% of net sales, and collectively, these customers accounted for 34% and 68% of net sales for the years ended December 31, 2001 and 2000, respectively. The breakdown is as follows at December 31:



    Customer                             2001                  2000
    --------
                                   ------------------    -----------------
      A                                     $ 72,266             $ 82,647
      B                                     $ 31,147             $ 34,504
      C                                            -             $ 33,524
      D                                            -             $ 26,748

NOTE 5 - Property and Equipment

Property and equipment consisted of the following at December 31:



                                               2001                 2000
                                          ----------------    -----------------
    Molds and tooling                              $5,506               $5,506
    Leasehold improvements                          2,900                2,900
    Machinery and equipment                        54,574               54,574
                                          ----------------    -----------------
                                                   62,980               62,980
    Less: Accumulated depreciation                 56,494               53,130
                                          ----------------    -----------------
                                                   $6,486              $ 9,850
                                          ================    =================


Depreciation expense totaled $3,364 and $4,300 in 2001 and 2000, respectively.

NOTE 6 - Line of Credit

Perma-Tune has a $25,000 line of credit with a bank that is collateralized by Perma-Tune's accounts receivable, inventory and equipment. The line requires monthly payments of accrued interest and expires on March 12, 2002.

NOTE 7 - Income Taxes

For the years ended December 31, 2001 and 2000, Perma-Tune incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $310,000 at December 31, 2001, and will expire in the years 2011 through 2021.

The provision for federal income tax consists of the following for the years ended December 31,:



                                               2001                 2000
                                          ----------------    -----------------
    Current provision                                $  -                 $  -
    Deferred provision                                  -                    -
                                          ----------------    -----------------
                                                     $  -                 $  -
                                          ================    =================


Deferred income taxes consist of the following at December 31,:

                                              2001                 2000
                                         ----------------    -----------------
    Long-term:
      Deferred tax assets                       $ 47,000             $ 36,665
      Valuation allowance                        (47,000)             (36,665)
                                         ----------------    -----------------
                                                    $  -                 $  -
                                         ================    =================



NOTE 8 - Related Party Transactions

Perma-Tune has a loan from a stockholder that is collateralized by a second lien on inventory. The loan accrues interest at 10% with interest payments due quarterly. The balance of $40,000 is payable at December 31, 2002.

Perma-Tune has a license agreement with its president whereby it has acquired all of his rights to patents, trademarks, technical information and trade secrets through November 30, 2021 by payment of a yearly license fee of $1,000. Perma-Tune has accrued but not paid the fees since the inception of the agreement in 1997. The $5,000 Perma-Tune has accrued is included in the balance of accrued expenses at December 31, 2001.

NOTE 9 - Commitments

On June 1, 2000, Perma-Tune entered into an agreement to extend its current lease of office and production facilities under an operating lease through May 2005.


Minimum future lease rentals are as follows:


    December 31,                                       Amount
                                                  -----------------
    2002                                                  $ 18,600
    2003                                                    18,600
    2004                                                    18,600
    2005                                                     7,750



Rent expense was $18,300 and $15,000 for the years ending December 31, 2001 and 2000, respectively.


NOTE 10 - Warrants

On December 8, 1997, Perma-Tune issued an offering circular for 125,000 units priced at $2 per unit. Each unit purchased entitled the investor to one share of common stock and three stock purchase warrants. Each warrant entitled the holder to purchase one share of stock for $2. The warrants expired on December 31, 2001, however, the expiration date has been extended to December 31, 2003. At December 31, 2001, there are 348,000 warrants outstanding. These warrants are not included in computing diluted earnings per share because their effects are anti-dilutive.