Form 10QSB
period 2002-03-31
PERMA TUNE ELECTRONICS INC
filed 2002-05-14
CIK 1074663

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

[ X ]QUARTERLY  REPORT  PURSUANT  TO SECTION  13 OR 15(d) OF THE  SECURITIES
     EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

                                       OR

[  ]TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE EXCHANGE ACT OF 1934

          From the transition period from ___________ to ____________.

                        Commission File Number 000-31631
                                               ---------


                          PERMA-TUNE ELECTRONICS, INC.
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

               Texas                                     75-2510791
----------------------------------             ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation  or  organization)


                 111 SOUTH BIRMINGHAM STEET, WYLIE, TEXAS 75098
                 ----------------------------------------------
                    (Address of principal executive offices)

                                 (972) 442-6774
                                 --------------
                           (Issuer's telephone number)

                                       N/A
              (Former name, former address and former fiscal year,
                         if changed since last report)

         Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:
                           Yes XX          No: __
                               --

As of May 13, 2002 2,312,700 shares of Common Stock of the issuer were outstanding.

                         PART I. FINANCIAL INFORMATION

Item 1:  Financial Statements

                          PERMA-TUNE ELECTRONICS, INC.
                             CONDENSED BALANCE SHEET

                                                                 March 31,          December 31,
                                                                   2002                2001
                                                             ----------------    ----------------
                                                               (Unaudited)

ASSETS

Current assets:
  Cash                                                          $      507            $     811
  Accounts receivable                                               19,954               16,367
  Inventory                                                         36,324               33,813
  Other                                                                529                  160
                                                             ----------------   -----------------
    Total current assets                                            57,314               51,151

Property and equipment, net                                          5,645                6,486
                                                             ----------------   -----------------
                                                               $    62,959           $   57,637
                                                             ================   =================


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Line of credit                                                $   22,800           $   20,800
  Accounts payable                                                  47,517               39,055
  Accrued expenses                                                   5,745                5,744
  Due to stockholder                                                40,000               40,000
                                                             ----------------   -----------------
    Total current liabilities                                      116,062              105,599
                                                             ----------------   -----------------

Stockholders' equity (deficit):
  Common stock, no par value, 10,000,000 shares
    authorized:  2,312,700 shares issued and outstanding:          263,945              263,945
  Accumulated deficit                                             (317,048)            (311,907)
                                                             ----------------   -----------------
    Total stockholders' equity (deficit)                           (53,103)             (47,962)
                                                             ----------------   -----------------
                                                               $    62,959           $   57,637
                                                             ================   =================


              See accompanying notes to interim condensed financial
                                  statements.

                          PERMA-TUNE ELECTRONICS, INC.
                        CONDENSED STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                      Three months ended
                                                           March 31,
                                                   2002                2001
                                              ----------------   ---------------

Net sales                                        $    62,563          $  53,319
Cost of goods sold                                    22,323             25,831
                                              ----------------   ---------------
Gross profit                                          40,240             27,488

Operating expenses:
  General and administrative                          36,737             50,396
  Legal and professional                               5,188             30,296
  Research and development                                 -              1,559
  Depreciation                                           841                841
                                              ----------------   ---------------
                                                      42,766             83,092
                                              ----------------   ---------------

Loss from operations                                  (2,526)           (55,604)

Other income (expense):
  Other                                                    -              5,001
  Interest expense                                    (2,615)            (1,414)
                                              ----------------   ---------------
                                                      (2,615)             3,587
                                              ----------------   ---------------
Net loss                                          $   (5,141)       $   (52,017)
                                              ================   ===============

Basic and diluted loss per common share               $(0.00)            $(0.02)
                                              ================   ===============

Weighted average shares outstanding                2,312,700          2,217,700
                                              ================   ===============





              See accompanying notes to interim condensed financial
                                  statements.

                           PERMA-TUNE ELECTRONIC, INC.
                        CONDENSED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                          Three months ended
                                                                              March 31,
                                                                  -----------------------------------
                                                                       2002                2001
                                                                  -----------------------------------


Cash flows from operating activities:
  Net loss                                                            $    (5,141)        $  (52,017)
    Adjustments to reconcile net income to net cash
      provided by (used in) operating activities:
    Depreciation and amortization                                            841                841
  Changes in operating assets and liabilities
    Accounts receivable                                                    (3,587)           (11,956)
    Inventory                                                              (2,511)           11,461
    Prepaid expenses                                                         (369)            3,414
    Accounts payable and accrued expenses                                  8,463             24,939
                                                                  ----------------    ---------------
        Net cash provided by (used in) operating activities                (2,304)           28,699
                                                                  ----------------    ---------------

Cash flows from investing activities:
                                                                  ----------------    ---------------
  Capital expenditures                                                         -                (244)
                                                                  ----------------    ---------------

Cash flows from financing activities:
                                                                  ----------------    ---------------
  Net change in line of credit                                             2,000             19,600
                                                                  ----------------    ---------------

Net increase (decrease) in cash and cash equivalents                         (304)            (3,962)
Cash and cash equivalents at beginning of period                             811             11,046
                                                                  ----------------    ---------------
Cash and cash equivalents at end of period                             $     507          $   7,084
                                                                  ================    ===============

Cash paid for:
  Interest                                                            $    2,615          $   1,414





              See accompanying notes to interim condensed financial
                                  statements.

                          PERMA-TUNE ELECTRONICS, INC.
                 NOTES TO INTERIM CONDENSED FINANCIAL STATEMENTS
                                 March 31, 2002


Note 1: Presentation

The condensed balance sheet of the Company as of March 31, 2002, the related condensed statements of operations for the three months ended March 31, 2002 and 2001 and the statements of cash flows for the three months ended March 31, 2002 and 2001 included in the condensed financial statements have been prepared by the Company without audit. In the opinion of management, the accompanying condensed financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to summarize fairly the Company's financial position and results of operations. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results of operations for the full year or any other interim period. The information included in this Form 10-QSB should be read in conjunction with Management's Discussion and Analysis and Financial Statements and notes thereto included in the Perma-Tune Electronics, Inc. December 31, 2001 Form 10-KSB.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

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

Production, profit margin and operational efficiency have all been improved in the first quarter of 2002. However, the Company experienced continuing losses due to the heavy burdens of legal and accounting expenses involved with fulfilling the requirements of a fully reporting company. While the Company has taken steps to contain these costs, it still carries a high debt load for services related to these items accrued in the last 36 months. Bringing the bulk of that work in-house, rather than outsourcing it has reduced administrative and legal fees associated with the preparation of quarterly filings with the SEC. The Company's decision to change audit firms in January, 2002 will further reduce these fees for future filings.

Management believes it is beginning to see the benefits of taking advantage of the infrastructure improvements it has made (implementation of fully integrated manufacturing/data base accounting software, the dedication of an officer to finance/SEC compliance and marketing planning, and outsourcing of certain manufacturing functions).

Since the Company has not yet raised money from its outstanding warrants, we have focused on expanding our existing product lines to provide operating capital. The Company has concentrated its efforts on streamlining and increasing the production of its existing product lines in order to eliminate backorders for Porsche products, and on introducing a new line of spark plug wire sets for Porsche cars.

NEW PRODUCTS / RECENT DEVELOPMENTS

The Company has completed R&D for a Plasma Injector designed for the Porsche 964, a late model Porsche. In the first quarter of 2002, the Company adapted the 964 Plasma Drive technology to the other late model Porsche cars, the models 944 and Carrara.

The Company is currently able to manufacture Plasma Injectors utilizing existing manufacturing facilities without incurring additional expense. However, new product development and the expansion of our manufacturing staff and facilities have been halted pending funding.

In the first quarter of 2002, the Company created the following new products and set up the infrastructure for manufacturing and finished goods in its computer system: 911SC041, 911SC042, 911SC043, 911041, 911042, 911043, 911020, 911021,
911022, 944, 964 and 911CR.

In the second quarter of 2002, the Company intends to design and set up computer infrastructure for approximately 65 kits that combine its ignition systems, coils, repair harnesses, spark plug wire sets and spark plugs for specific cars.

Market feedback the Company has received has indicated that mechanics using the Company's products desire a simple, one-kit solution to complex electrical problems on the cars they repair. Wholesale distributors gave the Company positive feedback on the packaging and pricing of these kits in preliminary discussions. The Company is preparing information packs and sample kits including CDs with downloadable photographs, technical information, installation guides and troubleshooting assistance for its distributors, and expects to ship them in May, 2002.

MARKETING STRATEGY

Until it is financially able to put a public relations firm on retainer, the Company will continue its current marketing strategy of conducting sales training missions to its wholesale distributors, continuing to improve and expand its website (major revision expected to be posted in mid-May), and making low-cost postcard mailings to alert distributors to new product offerings. The Company now provides its warehouse distributors with compact disks containing information on all of its product offerings in a format that distributors can use to promote the Company's products in their advertising and catalogs.

The Company continues its expansion of its distribution network and now sells to 11 wholesale distributors who supply an unknown number of distributors and retailers. The products of the Company are sold throughout the United States and are now being sold in Germany and France.

The Company's short-term marketing strategy is to begin shipment of Porsche 964 Plasma Drives and several new configurations of spark plug wire sets. Implementation of this strategy was begun in the first quarter of 2002. The Company already has some of these products in inventory and is ready to produce more. A distribution network for these parts has already been established. The Company is working to expand distribution of these new offerings domestically by adding new warehouse distributors to its network.

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

All Perma-Tune ignition systems designed for street vehicles, except for the recently introduced products for the Porsche 944, 964 and Carrara, are certified by California Air Resources Board Executive Order D-210. There was no testing required to obtain this certification because, in compliance with CARB regulations, the Company was able to state that its products do not alter the ignition timing of the engine. Therefore, if the vehicle meets EPA standards with its original ignition system, it will meet EPA standards with a Perma-Tune ignition system installed on it. The Company anticipates that its newer products will be certified as well, since they also do not alter the ignition timing of the engine.

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

COMPARISON OF OPERATING RESULTS

Quarter Ended March 31, 2002 Compared to the Quarter Ended March 31, 2001
-------------------------------------------------------------------------

In the first quarter of 2002, the Company experienced a 17% sales growth as gross sales increased from $53,319 in the first quarter of 2001 to $62,563 in the first quarter of 2002. A total of 298 units were sold in the first quarter of 2002 at an average price of $183. A total of 251 units were sold in the first quarter of 2001 at an average price of $185.

Gross profit in the first quarter of 2002 was $40,240 compared to $27,488 in the first quarter of 2001. As a percentage of sales, gross profit increased in the first quarter of 2002 to 64.3% from 51.5% in the first quarter of 2001. The Company has begun sub-contracting some labor-intensive operations to increase its gross profit margin and to allow for rapid growth. The Company believes it can further improve its profit margin, as it has lined up additional sub-contractors to use in this expense-reducing effort, and will begin outsourcing additional segments of production once capital funding allows us to take advantage of the economies of scale these opportunities offer the Company. The higher the quantity of parts we can subcontract to outside vendors, the better price per piece the Company will be able to negotiate with each vendor, lowering our cost of goods sold and raising our profit margin. Circuitry which is currently hand-made in-house, can be outsourced for robotic manufacture with an expected increase in accuracy and reliability, but the Company will need to have the ability to make a large quantity purchase commitment and cover up-front set-up costs to implement these plans. In all cases, the Company will retain control over production of the Perma-Tune product line and its trade secrets by manufacturing the key components itself.

General and Administrative (G & A) expenses were $36,737 and $50,396 in the first quarters of 2002 and 2001, respectively. As a percentage of sales, G & A expenses decreased to 58.7% from 94.5%. The figures for both 2002 and 2001 are unusually high by percentage. The major components of this atypical result are extra salaries and wages (with related payroll taxes) for Company personnel to carry out research and development work, and the internal costs associated with being a fully reporting company. These expenses have been reigned in by changing to a more cost-effective accounting firm, as well as having in-house personnel author and edit SEC filings for review by the Company's attorney.

Interest expenses increased from $1,414 in the first quarter of 2001 to $2,615 in the first quarter of 2002. This increase reflects interest associated with agreements with the Company's previous accountants to allow the Company to pay its outstanding balances as revenue became available from the collection of normal accounts receivable. Third-party debt levels have been reduced in the first quarter of 2002. The Company has paid off outstanding balances with its attorneys, and in addition to making substantial headway in paying off its remaining balance for accounting services, the Company made the decision to change accounting firms in January 2002 in order to substantially reduce future expenditures on financial reviews and audits. This change in audit firms was reported via a Form 8-K in January, 2002.

Research and development expenses were $1,559 in the first quarter of 2001 and $0 in the first quarter of 2002. This decrease in R&D expenditures was due to the deliberate curtailment of expenditures to increase the Company's profitability.

Since the Company incurred net losses for both the first quarter 2001 and 2002, there was no income tax liability for either quarter. The Company has a net operating loss carry-forward available in the amount of $317,048 to be offset against future income through years ended December 31, 2011 through 2021. The majority of this net operating loss carry-forward, $286,250, has occurred in the last five years. This was the direct result of increased R&D expenses for developing new products as well as the costs associated with the public offering that will fund the mass production of all product lines.

As of March 31, 2002, the Company's accumulated losses were $317,048.

LIQUIDITY AND CAPITAL RESOURCES

For the quarter ended March 31, 2002 the Company has not generated positive cash flow from its own operations due to the preliminary nature of such operations, ongoing investment in research and development, and expenditures to build the appropriate infrastructure to support its expected growth. Consequently, the Company has been dependent on private placements of its equity securities and debt financing to fund its cash requirements, as well as revenues provided by the normal operations of Perma-Tune.

On March 20, 2002 the Company entered into a $25,000 line of credit with The American National Bank of Texas in Wylie that is collateralized by the Company's accounts receivable, inventory and equipment, with an initial interest rate of 7.75%. Interest is variable, based on the Prime Rate plus 3%. Accrued interest is payable monthly, and the maturity date is March 20, 2003. For the period ended March 31, 2002, the principal balance owed on this line of credit was $22,800, with an interest rate of 7.75%.

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

As of March 31, 2002 the Company's cash reserves totaled $507 and total current assets were $57,314. The Company is continuing production and sales efforts as well as further research and development and has yet to break even in terms of both cash flow and profitability. For the remainder of 2002 and into 2003, the Company has no long-term commitments but expects to incur additional costs for research and development. It also expects to expand its sales and marketing effort. These efforts could significantly increase demand for the Company's products beyond the Company's current production capacity. While the Company believes it can increase its production capacity to meet sales demand, significant additional capital could be required to meet expansion requirements.

Inventory  at March  31,  2002 was  $36,324.  Inventory  at March  31,  2001 was
$33,813.

The Company presently has an outstanding loan payable on demand to Terry Taylor, a stockholder. Principal balance as of March 31, 2002 is $40,000. The loan bears interest at a rate of 10%. Interest is payable quarterly. The loan is secured by inventory.

The Company's working capital ratio was 0.5 in the first quarter of 2002, compared with 0.5 in the first quarter of 2001, remaining stable. The Company will retire accounts payable from income generated by normal operations. It has agreements with its former accounting firm to pay them as funding becomes available.

The Company's inventory turnover ratios were .67 and .61 for first quarter 2001 and 2002, respectively, remaining stable.

The Company's accounts receivable ratios were 26 days and 29 days for the first quarters of 2001 and 2002, respectively. The Company continues to manage its accounts receivable very effectively, collecting monies due within the terms offered to its customers.

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

OTHER INFORMATION

ITEM 1: Legal Proceedings

None.

PART II - OTHER INFORMATION

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

a)       Exhibits

         None

         b) Reports on Form 8-K

         On January 17, 2002, the Company filed a report on Form 8-K relating to a change in auditors from Travis Wolff and Company, LLC to Malone & Bailey, PLLC.


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        PERMA-TUNE ELECTRONICS, INC.

Date: May 13, 2002

                                        By: /s/ Linda Decker
                                           -----------------------
                                                Linda Decker
                                                Chief Financial Officer