Form 10KSB/A
period 2001-12-31
PERMA TUNE ELECTRONICS INC
filed 2002-06-18
CIK 1074663

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A
                                 Amendment No.1
(Mark One)

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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     For the fiscal year ended December 31, 2001, the Registrant's revenues were approximately $308,136. As of December 31, 2001, the aggregate market value of Registrant's voting stock held by non-affiliates was approximately $645,779. As of June 18, 2002, the Registrant had 2,312,700 shares of common stock outstanding.

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

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  INDEX TO EXHIBITS

         Exhibit No.           Description of Exhibit
         ----------            ----------------------
         3.1                   Articles of Incorporation                  (1)

         3.2                   Amendment to Articles of Incorporation     (2)

         3.3                   By-Laws                                    (3)

         4.1                   Form of Stock Purchase Warrant             (4)

        10.1                   License Agreement                          (5)

        23.1                   Consent of Travis, Wolff & Company, LLC    (6)

        23.2                   Consent of Malone & Bailey, PLLC           (6)

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

(5)    Filed as Exhibit 10.1 to the Company's Form 10-SB12G filed with the
       Securities   and  Exchange  Commission  on July 6, 2001, and incorporated herein by reference.

(6) Filed as Exhibits to the Company's Form 10-KSB filed with the Securities and Exchange Commission on March 26, 2002, and incorporated herein by reference.

     (b) No reports on Form 8-K were filed during the last quarter of the period covered by this report.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            PERMA-TUNE ELECTRONICS, INC.

DATED: June 18, 2002                      By: /s/ Lonnie Lenarduzzi
                                             ------------------------
                                             Lonnie Lenarduzzi, President


     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

NAME                          TITLE                              DATE

/s/ Lonnie Lenarduzzi       President, Chief Executive Officer  June 18, 2002
---------------------        and Director
Lonnie Lenarduzzi           (Principal Executive Officer)


/s/ Linda Decker            Secretary, Chief Marketing          June 18, 2002
---------------------        Officer and Director
Linda Decker                (Principal Financial Officer,
                             Principal Accounting Officer)


/s/ Larrie Lenarduzzi       Director                            June 18, 2002
---------------------
Larrie Lenarduzzi


/s/ Wayne Robertson         Director                            June 18, 2002
---------------------
Wayne Robertson


/s/ Harold Smith            Director                            June 18, 2002
---------------------
Harold Smith

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