Form 10KSB/A
period 2001-12-31
PERMA TUNE ELECTRONICS INC
filed 2002-06-26
CIK 1074663

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A
                                 Amendment No.2
(Mark One)

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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     For the fiscal year ended December 31, 2001, the Registrant's revenues were approximately $308,136. As of December 31, 2001, the aggregate market value of Registrant's voting stock held by non-affiliates was approximately $645,779. As of June 26, 2002, the Registrant had 2,312,700 shares of common stock outstanding.

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

The chart could not be filed because of the graphics. The information in this paragragh corresponds to the chart. The Dyno chart was produced by Norwood Autocraft comparing the horsepower produced by a 1968 Chevrolet Camero Z-28 using an MSD ignition system (218HP) vs. the Perma-Tune ignition system (242HP) demonstrating an 11% increase in horsepower using the Perma-Tune system. At 3500 RPM, the MSD system produced 150HP, while the Perma-Tune system produced 155MPH. At 4000 RPM, the MSD system produced 150HP, while the Perma-Tune system produced 165MPH. At 3500 RPM, the MSD system produced 160HP, while the Perma-Tune system produced 175MPH. At 4500 RPM, the MSD system produced 185HP, while the Perma-Tune system produced 210MPH. At 5000 RPM, the MSD system produced 210HP, while the Perma-Tune system produced 235MPH. At 5500 RPM, the MSD system produced 200HP, while the Perma-Tune system produced 242MPH.

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

The chart could not be filed because of the graphics. The information in this paragragh corresponds to the chart. The Dyno chart was produced by Toyota Racing and Development comparing the torque produced by a 1986 Corolla using the stock Toyota ignition system (100 foot-pounds) vs. the Perma-Tune ignition system (160 foot-pounds) demonstrating a 60% increase in torque using the Perma-Tune system. At 38MPH, 100 foot-pounds of torque were produced by the stock system, while the Perma-Tune system produced 160 foot-pounds. At 48MPH, the stock system produced 95 foot-pounds of torque, while the Perma-Tune system produced 163 foot-pounds. At 58MPH, the stock system produced 114 foot-pounds of torque, while the Perma-Tune system produced 170 foot-pounds. At 68MPH, the stock system produced 128 foot-pounds of torque, while the Perma-Tune system produced 169 foot-pounds. At 75MPH, the stock system produced 124 foot-pounds of torque, while the Perma-Tune system produced 151 foot-pounds. At 89MPH, the stock system produced 114 foot-pounds of torque, while the Perma-Tune system produced 132 foot-pounds. At 96MPH, the stock system produced 110 foot-pounds of torque, while the Perma-Tune system produced 133 foot-pounds.

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


                                            PERMA-TUNE ELECTRONICS, INC.

DATED: June 26, 2002                      By: /s/ Lonnie Lenarduzzi
                                             ------------------------
                                             Lonnie Lenarduzzi, President


     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

NAME                          TITLE                              DATE

/s/ Lonnie Lenarduzzi       President, Chief Executive Officer  June 26, 2002
---------------------        and Director
Lonnie Lenarduzzi           (Principal Executive Officer)


/s/ Linda Decker            Secretary, Chief Marketing          June 26, 2002
---------------------        Officer and Director
Linda Decker                (Principal Financial Officer,
                             Principal Accounting Officer)


/s/ Larrie Lenarduzzi       Director                            June 26, 2002
---------------------
Larrie Lenarduzzi


/s/ Wayne Robertson         Director                            June 26, 2002
---------------------
Wayne Robertson


/s/ Harold Smith            Director                            June 26, 2002
---------------------
Harold Smith

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