Form 10QSB
period 2002-06-30
PERMA TUNE ELECTRONICS INC
filed 2002-08-14
CIK 1074663

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

     (Mark One)

[ X ]QUARTERLY  REPORT  PURSUANT  TO SECTION  13 OR 15(d) OF THE  SECURITIES
     EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

                                       OR

[ ]TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE EXCHANGE ACT OF 1934

          From the transition period from ___________ to ____________.

                        Commission File Number 000-31631
                                               ---------


                          PERMA-TUNE ELECTRONICS, INC.
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

             Texas                                          75-2510791
--------------------------------                --------------------------------
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

                                       N/A
               --------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

     Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                              Yes X          No: __
                                 ---

As of August 14, 2002, 2,322,700 shares of Common Stock of the issuer were outstanding.

PART I.  FINANCIAL INFORMATION

Item 1:  Financial Statements

                          PERMA-TUNE ELECTRONICS, INC.
                             CONDENSED BALANCE SHEET

                                                                  June 30,          December 31,
                                                                    2002                2001
                                                              --------------       --------------
                                                                (Unaudited)

ASSETS

Current assets:
  Cash                                                           $    19,798            $     811
  Accounts receivable                                                 13,553               16,367
  Inventory                                                           36,368               33,813
  Other                                                                  529                  160
                                                             ------------------   -----------------
    Total current assets                                              70,248               51,151

Property and equipment, net                                            4,804                6,486
                                                             ------------------   -----------------
                                                                  $   75,052           $   57,637
                                                             ==================   =================


    LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Line of credit                                                  $   22,800           $   20,800
  Accounts payable                                                    66,102               39,055
  Accrued expenses                                                     5,806                5,744
  Due to stockholders                                                 40,000               40,000
                                                             ------------------   -----------------
    Total current liabilities                                        134,708              105,599
                                                             ------------------   -----------------

Notes payable - stockholders                                          20,000                    -

Stockholders' equity (deficit):
  Common stock, no par value, 10,000,000 shares
    authorized:  2,312,700 shares issued and outstanding:            263,945              263,945
  Accumulated deficit                                               (343,601)            (311,907)
                                                             ------------------   -----------------
    Total stockholders' equity (deficit)                             (79,656)             (47,962)
                                                             ------------------   -----------------
                                                                  $   75,052           $   57,637
                                                             ==================   =================



              See accompanying notes to interim condensed financial
                                  statements.

                          PERMA-TUNE ELECTRONICS, INC.
                        CONDENSED STATEMENT OF OPERATIONS
                                   (Unaudited)

                                     Three months ended                    Six months ended
                                          June 30,                             June 30,
                                          --------                             --------
                                  2002               2001              2002                2001
                            ------------------  ---------------  -----------------   ------------------


Net sales                        $   64,538         $  74,023        $  127,101           $   127,342
Cost of goods sold                   28,499            26,501            50,822                52,331
                            ------------------  ---------------  -----------------   ------------------
Gross profit                         36,039           47,522             76,279               75,011

Operating expenses:
  General and administrative         29,212            37,631            65,949                88,027
  Legal and professional             31,074            29,746            36,262                60,036
  Research and development                -             2,951                 -                 4,510
  Depreciation                          841               841             1,682                 1,682
                            ------------------  ---------------  -----------------   ------------------
                                     61,127            71,163           103,893               154,255
                            ------------------  ---------------  -----------------   ------------------

Loss from operations                (25,088)          (23,641)          (27,614)              (79,244)

Other income (expense):
  Other                                   -                 5                 -                 5,006
  Interest expense                   (1,465)           (3,899)           (4,080)               (5,313)
                            ------------------  ---------------  -----------------   ------------------
                                     (1,465)            (3,587)          (4,080)                  (307)
                            ------------------  ---------------  -----------------   ------------------
                                                                 -----------------   ------------------

                            ------------------  ---------------  -----------------   ------------------
Net loss                         $   (26,553)       $  (27,535)      $   (31,694)          $   (79,551)
                            ==================  ===============  =================   ==================

Basic and diluted loss per
common share                          $(0.01)           $(0.01)           $(0.01)               $(0.03)
                            ==================  ===============  =================   ==================

Weighted average shares
outstanding                        2,312,700         2,292,700         2,312,700             2,292,700
                            ==================  ===============  =================   ==================



              See accompanying notes to interim condensed financial
                                  statements.

                           PERMA-TUNE ELECTRONIC, INC.
                        CONDENSED STATEMENT OF CASH FLOWS
                                   (Unaudited)


                                                               Six months ended
                                                                   June 30,
                                                      -----------------------------------
                                                           2002                2001
                                                      ------------         --------------

Cash flows from operating activities:
  Net loss                                            $   (31,694)        $  (79,551)
    Adjustments to reconcile net income to net cash
      provided by (used in) operating activities:
    Depreciation and amortization                           1,682              1,682
  Changes in operating assets and liabilities
    Accounts receivable                                     2,446            (16,168)
    Inventory                                              (2,556)            17,785
    Prepaid expenses                                            -              3,414
    Accounts payable and accrued expenses                  27,109             39,402
                                                     -------------    ---------------
        Net cash provided by (used in) operating
        activities                                         (3,013)           (33,436)
                                                     -------------    ---------------

Cash flows from investing activities:
                                                     -------------    ---------------
  Capital expenditures                                         -                (244)
                                                     -------------    ---------------

Cash flows from financing activities:
  Proceeds from the sale of stock                              -               5,000
  Proceeds from stockholder advances                      20,000
  Net change in line of credit                             2,000              20,000
                                                     -------------    ---------------
        Net cash provided by financing activities         22,000              25,000
                                                     -------------    ---------------

Net increase (decrease) in cash and cash equivalents      18,987              (8,380)
Cash and cash equivalents at beginning of period             811              11,046
                                                     -------------    ---------------
Cash and cash equivalents at end of period            $   19,798          $    2,666
                                                     =============    ===============

Cash paid for:
  Interest                                            $    3,615          $    5,313



              See accompanying notes to interim condensed financial
                                  statements.

                          PERMA-TUNE ELECTRONICS, INC.
                 NOTES TO INTERIM CONDENSED FINANCIAL STATEMENTS
                                  June 30, 2002


Note 1: Presentation

The condensed balance sheet of the Company as of June 30, 2002, the related condensed statements of operations for the three and six months ended June 30, 2002 and 2001 and the statements of cash flows for the six months ended June 30, 2002 and 2001 included in the condensed financial statements have been prepared by the Company without audit. In the opinion of management, the accompanying condensed financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to summarize fairly the Company's financial position and results of operations. The results of operations for the three and six months ended June 30, 2002 are not necessarily indicative of the results of operations for the full year or any other interim period. The information included in this Form 10-QSB should be read in conjunction with Management's Discussion and Analysis and Financial Statements and notes thereto included in the Perma-Tune Electronics, Inc. December 31, 2001 Form 10-KSB.

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

The Company has introduced new products, has updated its web page and has reduced its operating losses. The Company has reduced legal and accounting costs, but still carries a high debt load for services related to these items accrued in the last 39 months.

Management believes it is beginning to see the benefits of taking advantage of the infrastructure improvements it has made (implementation of fully integrated manufacturing/data base accounting software, the dedication of an officer to finance/SEC compliance and marketing planning, and outsourcing of certain manufacturing functions).

Since the Company has not yet raised money from its outstanding warrants, we have focused on expanding our existing product lines to provide operating capital. The Company has concentrated its efforts on streamlining and increasing the production of its existing product lines in order to eliminate backorders for Porsche products, and on introducing a new line of spark plug wire sets for Porsche cars, and on introducing a new product line for late model Porsche cars.

NEW PRODUCTS / RECENT DEVELOPMENTS

In the second quarter of 2002, the Company adapted the Plasma Injector technology for the Porsche 993 to increase its product offerings for late model Porsche cars. The first experimental Plasma Drive for the 993 was tested on a Porsche 908 at Texas Motor Speedway during the Memorial Day Porsche Club of America race. The 908 used in the testing has the same twin-plug engine design as the street-legal 993, but the model 908 was built by Porsche for racing only. Because it has the same basic engine design and a well-documented track record against which to compare the Plasma Drive's performance, the Company believes that the 908 is an ideal platform for testing.

The test indicated that the Plasma Drive ignition system improves the combustion efficiency of a high-compression twin-plug engine. The increase in performance demonstrated by this test has encouraged the Company to plan more scientific testing using a gas analyzer to quantify and document the improvement in combustion efficiency. The Company intends to conduct the testing with a production model 993 Plasma Drive on a late model Porsche 993. The first production model 993 Plasma Drive ignition system is under development and is scheduled for testing in the third quarter of 2002.

Market feedback the Company has received has indicated that mechanics using the Company's products desire a simple, one-kit solution to complex electrical problems on the cars they repair. Wholesale distributors gave the Company positive feedback on the packaging and pricing of these kits in preliminary discussions. In the second quarter of 2002, the Company designed and set up computer infrastructure for 87 new kits that combine its ignition systems, coils, repair harnesses, spark plug wire sets and spark plugs. These kits cover all air-cooled Porsche cars up to the 1992 model year. The Company intends to create kits for 1993 and newer model year cars in the third quarter of 2002.

The Company sent information packs and sample kits including compact disks with downloadable photographs, technical information, installation guides and troubleshooting assistance for its distributors in the second quarter of 2002. The Company's website (www.perma-tune.com) has been updated to include many of these new products. We plan to expand the website to include all of our new products in the third quarter of 2002, creating an online catalog.

MARKETING STRATEGY

Until it is financially able to put a public relations firm on retainer, the Company will continue its current marketing strategy of conducting sales training missions to its wholesale distributors, continuing to improve and expand its website (a major revision was posted in mid-May), and making low-cost postcard mailings to alert distributors to new product offerings. The Company now provides its warehouse distributors with compact disks containing information on all of its product offerings in a format that distributors can use to promote the Company's products in their advertising and catalogs.

The Company continues its expansion of its distribution network and now sells to 12 wholesale distributors who supply an unknown number of distributors and retailers. In June, 2002, the Company filled its first order for FVD Worldwide, a large, international mail-order distributor. The products of the Company are sold throughout the United States and are now being sold in Germany, France, Australia, Belgium, Canada, Netherlands, Italy, Israel, Finland, Japan, Malaysia, Norway, England, Spain, Sweden, Hong Kong, Taiwan and the United Arab Emirates.

The Company's short-term marketing strategy is to begin shipment of late-model Porsche Plasma Injection systems that include the Plasma Drive, spark plug wires and electrodes (spark plugs). Implementation of this strategy has continued in the second quarter of 2002. The Company already has some of these products in inventory and is ready to produce more. A distribution network for these parts has already been established. The Company is working to expand distribution of these new offerings domestically by adding new warehouse distributors to its network.

The interim marketing strategy is to develop the Honda and Toyota product line in the third quarter of 2002, and then move on to the development of the market for Perma-Tune products for domestic makes in 2003. The product lines require that production tooling be made, for which funding is currently unavailable. The Company may create new products for American V-8 engines based on its Plasma Injection technology for the models of the V-8 that may not require that production tooling be made. Most of the Company's distribution network already includes Asian car parts. There is interest in the Perma-Tune Toyota repair parts because there is currently no aftermarket supply available. The Company knows of no aftermarket manufacturing companies making replacement ignition modules for these automobiles.

All Perma-Tune ignition systems designed for street vehicles, except for the recently introduced products for the Porsche 944, 964, 993 and Carrera, are certified by California Air Resources Board Executive Order D-210. There was no testing required to obtain this certification because, in compliance with CARB regulations, the Company was able to state that its products do not alter the ignition timing of the engine. Therefore, if the vehicle meets EPA standards with its original ignition system, it will meet EPA standards with a Perma-Tune ignition system installed on it. The Company anticipates that its newer products will be certified as well, since they also do not alter the ignition timing of the engine.

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

COMPARISON OF OPERATING RESULTS

Quarter Ended June 30, 2002 Compared to the Quarter Ended June 30, 2001
-------------------------------------------------------------------------

In the second quarter of 2002, the Company experienced a 12.8% sales decrease as gross sales decreased from $74,023 in the second quarter of 2001 to $64,538 in the second quarter of 2002.

Gross profit in the second quarter of 2002 was $36,039 compared to $47,522 in the second quarter of 2001. As a percentage of sales, gross profit decreased in the second quarter of 2002 to 56% from 64% in the second quarter of 2001. The Company has begun sub-contracting some labor-intensive operations to increase its gross profit margin and to allow for rapid growth. The Company believes it can further improve its profit margin, as it has lined up additional sub-contractors to use in this expense-reducing effort, and will begin outsourcing additional segments of production once capital funding allows it to take advantage of the economies of scale these opportunities offer the Company. The higher the quantity of parts we can subcontract to outside vendors, the better price per piece the Company will be able to negotiate with each vendor, lowering our cost of goods sold and raising our profit margin. Circuitry which is currently hand-made in-house, can be outsourced for robotic manufacture with an expected increase in accuracy and reliability, but the Company will need to have the ability to make a large quantity purchase commitment and cover up-front set-up costs to implement these plans. In all cases, the Company will retain control over production of the Perma-Tune product line and its trade secrets by manufacturing the key components itself.

General and Administrative (G & A) expenses were $29,212 and $37,631 in the second quarters of 2002 and 2001, respectively. As a percentage of sales, G & A expenses decreased to 45% from 51%. The figures for both 2002 and 2001 are unusually high by percentage. The major components of this atypical result are extra salaries and wages (with related payroll taxes) for Company personnel to carry out research and development work, and the internal costs associated with being a fully reporting company. These expenses have been reigned in by changing to a more cost-effective accounting firm, as well as having in-house personnel author and edit SEC filings for review by the Company's attorney.

Research and development expenses were $2,951 in the second quarter of 2001 and $0 in the second quarter of 2002. This decrease in R&D expenditures was due to the deliberate curtailment of expenditures to increase the Company's profitability.

Interest expenses decreased from $3,899 in the second quarter of 2001 to $1,465 in the second quarter of 2002. This decrease reflects progress the Company is making in satisfying its interest-bearing debt.

Since the Company incurred net losses for both the first quarter 2001 and 2002, there was no income tax liability for either quarter.

Six Months Ended June 30, 2002 Compared to the Six Months Ended June 30, 2001
-------------------------------------------------------------------------

In the first six months of 2002, the Company experienced a minimal sales decrease as gross sales decreased from $127,342 in the first six months of 2001 to $127,101 in the first six months of 2002.

Gross profit in the first six months of 2002 was $76,279 compared to $75,011 in the first six months of 2001. As a percentage of sales, gross profit increased in the first six months of 2002 to 60% from 59% in the first six months of 2001.

General and Administrative (G & A) expenses were $65,949 and $88,027 in the first six months of 2002 and 2001, respectively. As a percentage of sales, G & A expenses decreased to 52% from 69%. The figures for both 2002 and 2001 are unusually high by percentage. The major components of this atypical result are extra salaries and wages (with related payroll taxes) for Company personnel to carry out research and development work, and the internal costs associated with being a fully reporting company. These expenses have been reigned in by changing to a more cost-effective accounting firm, as well as having in-house personnel author and edit SEC filings for review by the Company's attorney.

Research and development expenses were $4,510 in the first six months of 2001 and $0 in the first six months of 2002. This decrease in R&D expenditures was due to the deliberate curtailment of expenditures to increase the Company's profitability.

Interest expenses decreased from $5,313 in the first six months of 2001 to $4,080 in the first six months of 2002. This decrease reflects progress the Company is making in satisfying its interest-bearing debt.

Since the Company incurred net losses for both the first six months of 2001 and 2002, there was no income tax liability for either quarter. The Company has a net operating loss carry-forward available in the amount of $340,919 to be offset against future income through years ended December 31, 2011 through 2021. The majority of this net operating loss carry-forward, $286,250, has occurred in the last five years. This was the direct result of increased R&D expenses for developing new products as well as the costs associated with the public offering that will fund the mass production of all product lines.

As of June 30, 2002, the Company's accumulated losses were $343,601.

LIQUIDITY AND CAPITAL RESOURCES

For the quarter ended June 30, 2002 the Company has not generated positive cash flow from its own operations due to the preliminary nature of such operations, ongoing investment in research and development, and expenditures to build the appropriate infrastructure to support its expected growth. Consequently, the Company has been dependent on private placements of its equity securities and debt financing to fund its cash requirements, as well as revenues provided by the normal operations of Perma-Tune.

On March 20, 2002 the Company entered into a $25,000 line of credit with The American National Bank of Texas in Wylie that is collateralized by the Company's accounts receivable, inventory and equipment, with an initial interest rate of 7.75%. Interest is variable, based on the Prime Rate plus 3%. Accrued interest is payable monthly, and the maturity date is March 20, 2003. For the period ended June 30, 2002, the principal balance owed on this line of credit was $22,800, with an interest rate of 7.75%.

On June 28, 2002 the Company entered into a $20,000 loan with Lonnie Lenarduzzi and Linda Decker, President and CFO, respectively, of the Company. The loan is unsecured, and has an initial interest rate of 10%. The maturity date is June 28, 2004. For the period ended June 30, 2002, the principal balance owed on this loan was $20,000, with an interest rate of 10%.

On December 8, 1997, the Company issued an offering circular for 125,000 units priced at $2.00 per unit. Each unit entitled the investor to one share of common stock and three stock purchase warrants. Each warrant entitled the holder to purchase one share of stock for $2.00. The warrants expire on December 31, 2003. At June 30, 2002, there are 348,000 warrants outstanding.

Proceeds from the exercise of warrants are planned to fund production tooling and start up costs of the Honda and Toyota products lines. The Company plans to manufacture the required tooling estimated at $35,000 in materials and 560 man hours. There may be other costs associated with attaining the California Air Resources Board certification for the Honda, Toyota and Porsche 964 and 993 product lines.

As of June 30, 2002 the Company's cash reserves totaled $19,798 and total current assets were $70,248. The Company is continuing production and sales efforts as well as further research and development and has yet to break even in terms of both cash flow and profitability. For the remainder of 2002 and into 2003, the Company has no long-term commitments but expects to incur additional costs for research and development. It also expects to expand its sales and marketing effort. These efforts could significantly increase demand for the Company's products beyond the Company's current production capacity. While the Company believes it can increase its production capacity to meet sales demand, significant additional capital could be required to meet expansion requirements.

Inventory at June 30, 2002 was $36,368. Inventory at June 30, 2001 was $33,813.

The Company presently has an outstanding loan payable on demand to Terry Taylor, a stockholder. Principal balance as of June 30, 2002 is $40,000. The loan bears interest at a rate of 10%. Interest is payable quarterly. The loan is secured by inventory.

The Company's working capital ratio improved to 0.52 in the second quarter of 2002, compared with 0.48 at December 31, 2001. The Company will retire accounts payable from income generated by normal operations. It has agreements with its former accounting firm to pay them as funding becomes available.

The Company's inventory turnover ratios were 2.8 and 3.1 for second quarter 2002 and 2001, respectively.

The Company's accounts receivable ratios were 20 days and 28 days for the second quarters of 2002 and 2001, respectively. The Company continues to manage its accounts receivable very effectively, collecting monies due within the terms offered to its customers.

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

The Company is seeking to acquire complimentary businesses to further its prospects for profitability. However, the Company's Board of Directors will consider businesses in other industries if it believes that shareholder value will be enhanced by such transaction.

Without additional capital funding, the Company believes it can operate at its current level of liquidity for twenty-four to thirty-six months. However, it hopes to obtain short-term funding until operations are ramped up, creating the profitability that will improve its liquidity position.

SUBSEQUENT EVENTS

On July 24, 2002, the Company held its annual meeting of stockholders. The Company's majority stockholders (1) elected the following individuals to serve as directors of the Company: Lonnie Lenarduzzi, Linda Decker, Larrie Lenarduzzi, Wayne Robertson, and Harold "Red" Smith; (2) approved the amendment of the Articles of Incorporation to increase the number of authorized shares of common stock to 50,000,000 shares; and (3) ratified the appointment of Malone & Bailey, PLLC, as the Company's independent auditors for fiscal year 2002.

OTHER INFORMATION

ITEM 1: Legal Proceedings

None.

PART II - OTHER INFORMATION

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

a)   Exhibits

     3.4 Articles of Amendment to Articles of Incorporation

     10.1 Promissory note between Perma-Tune and Lenarduzzi/Decker

     99.1 Certification of Chief Executive Officer and Chief Financial Officer

     b) Reports on Form 8-K

     None.


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PERMA-TUNE ELECTRONICS, INC.

Date: August 14, 2002

By: /s/ Linda Decker
-----------------------
Linda Decker

Chief Financial Officer