Form 10QSB
period 2002-09-30
PERMA TUNE ELECTRONICS INC
filed 2002-11-14
CIK 1074663

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[ X ]QUARTERLY  REPORT  PURSUANT  TO SECTION  13 OR 15(d) OF THE  SECURITIES
     EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002

                                       OR

[ ]TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE EXCHANGE ACT OF 1934

          From the transition period from ___________ to ____________.

                        Commission File Number 000-31631
                                               ---------

                          PERMA-TUNE ELECTRONICS, INC.
         --------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

        Texas                                            75-2510791
-------------------------                      ---------------------------------
(State or other jurisdiction                   (IRS Employer Identification No.)
of incorporation or organization)

                 111 SOUTH BIRMINGHAM STEET, WYLIE, TEXAS 75098
                 ----------------------------------------------
                    (Address of principal executive offices)

                                 (972) 442-6774
                                 --------------
                           (Issuer's telephone number)

                                       N/A
               ---------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

         Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                                               Yes XX          No: __
                                                   --

As of November 14, 2002 2,322,700 shares of Common Stock of the issuer were outstanding.

PART I.  FINANCIAL INFORMATION

Item 1:  Financial Statements

                          PERMA-TUNE ELECTRONICS, INC.
                             CONDENSED BALANCE SHEET

                                                            September 30,        December 31,
                                                                2002                2001
                                                           -------------       --------------
                                                            (Unaudited)

ASSETS

Current assets:
  Cash                                                       $     5,724            $     811
  Accounts receivable                                             29,011               16,367
  Inventory                                                       33,534               33,813
  Other                                                              529                  160
                                                           ----------------   -----------------
    Total current assets                                          68,798               51,151

Property and equipment, net                                        3,963                6,486
                                                           ----------------   -----------------
                                                              $   72,761           $   57,637
                                                           ================   =================


   LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Line of credit                                              $   22,800           $   20,800
  Accounts payable                                                47,382               39,055
  Accrued expenses                                                 5,829                5,744
  Due to stockholders                                             40,000               40,000
                                                           ----------------   -----------------
    Total current liabilities                                    116,011              105,599
                                                           ----------------   -----------------

Notes payable - stockholders                                      20,000                    -

Stockholders' equity (deficit):
  Common stock, no par value, 10,000,000 shares
    authorized:  2,312,700 shares issued and outstanding:        263,945              263,945
  Accumulated deficit                                           (327,195)            (311,907)
                                                           ----------------   -----------------
    Total stockholders' equity (deficit)                         (63,250)             (47,962)
                                                           ----------------   -----------------
                                                              $   72,761           $   57,637
                                                           ================   =================


                   See accompanying notes to interim condensed
                             financial statements.

                          PERMA-TUNE ELECTRONICS, INC.
                        CONDENSED STATEMENT OF OPERATIONS
                                   (Unaudited)


                                                  Three months ended                    Nine months ended
                                                    September 30,                         September 30,
                                                    -------------                         -------------
                                               2002               2001              2002                2001
                                         ------------------  ---------------  -----------------   ------------------

Net sales                                    $    88,424        $   80,293        $  215,525           $   207,635
Cost of goods sold                                31,597            18,868            82,419                71,200
                                         ------------------  ---------------  -----------------   ------------------
Gross profit                                      56,827           61,425            133,106              136,435

Operating expenses:
  General and administrative                      26,531            28,293            92,480               116,319
  Legal and professional                           9,353            17,965            45,615                78,001
  Research and development                             -               633                 -                 5,143
  Depreciation                                       841               841             2,523                 2,523
                                         ------------------  ---------------  -----------------   ------------------
                                                  36,725            47,732           140,618               201,986
                                         ------------------  ---------------  -----------------   ------------------

Income (loss) from operations                     20,102            13,693            (7,512)              (65,551)

Other income (expense):
  Other                                                -                 3                 -                 5,009
  Interest expense                                (3,696)           (2,314)           (7,776)               (7,627)
                                         ------------------  ---------------  -----------------   ------------------
                                                  (3,696)            (2,311)          (7,776)                (2,618)
                                         ------------------  ---------------  -----------------   ------------------
                                                                              -----------------   ------------------

                                         ------------------  ---------------  -----------------   ------------------
Net income (loss)                            $    16,406        $   11,382        $   (15,288)          $   (68,169)
                                         ==================  ===============  =================   ==================

Basic and diluted income (loss) per
common share                                       $ 0.01          $ 0.005             $(0.01)               $(0.03)
                                         ==================  ===============  =================   ==================

Weighted average shares outstanding            2,312,700         2,292,700         2,312,700             2,292,700
                                         ==================  ===============  =================   ==================


                   See accompanying notes to interim condensed
                             financial statements.

                           PERMA-TUNE ELECTRONIC, INC.
                        CONDENSED STATEMENT OF CASH FLOWS
                                   (Unaudited)



                                                                    Nine months ended
                                                                      September 30,
                                                             ----------------------------------
                                                                 2002                2001
                                                             ----------------------------------


Cash flows from operating activities:
  Net loss                                                      $   (15,288)        $  (68,169)
    Adjustments to reconcile net income to net cash
      provided by (used in) operating activities:
    Depreciation and amortization                                    2,523              2,523
  Changes in operating assets and liabilities
    Accounts receivable                                             (13,012)           (14,663)
    Inventory                                                          279              (3,698)
    Prepaid expenses                                                     -              3,414
    Accounts payable and accrued expenses                            8,411             37,021
                                                             ---------------    ---------------
        Net cash provided by (used in) operating activities         (17,087)           (43,572)
                                                             ---------------    ---------------

Cash flows from investing activities:
                                                             ---------------    ---------------
  Capital expenditures                                                   -                (244)
                                                             ---------------    ---------------

Cash flows from financing activities:
  Overdraft payable                                                      -              6,970
  Proceeds from the sale of stock                                        -              5,000
  Proceeds from stockholder advances                                20,000
  Net change in line of credit                                       2,000             20,800
                                                             ---------------    ---------------
        Net cash provided by financing activities                   22,000             32,770
                                                             ---------------    ---------------

Net increase (decrease) in cash and cash equivalents                 4,913             (11,046)
Cash and cash equivalents at beginning of period                       811             11,046
                                                             ---------------    ---------------
Cash and cash equivalents at end of period                      $    5,724           $      -
                                                             ===============    ===============

Cash paid for:
  Interest                                                      $    7,776          $   5,313


                  See accompanying notes to interim condensed
                             financial statements.

                          PERMA-TUNE ELECTRONICS, INC.
                 NOTES TO INTERIM CONDENSED FINANCIAL STATEMENTS
                               September 30, 2002


Note 1: Presentation

The condensed balance sheet of the Company as of September 30, 2002, the related condensed statements of operations for the three and nine months ended September 30, 2002 and 2001 and the statements of cash flows for the nine months ended September 30, 2002 and 2001 included in the condensed financial statements have been prepared by the Company without audit. In the opinion of management, the accompanying condensed financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to summarize fairly the Company's financial position and results of operations. The results of operations for the three and nine months ended September 30, 2002 are not necessarily indicative of the results of operations for the full year or any other interim period. The information included in this Form 10-QSB should be read in conjunction with Management's Discussion and Analysis and Financial Statements and notes thereto included in the Perma-Tune Electronics, Inc. December 31, 2001 Form 10-KSB.

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

The Company has introduced new products, has updated its web page and has reduced its operating losses. The Company has reduced legal and accounting costs, but still carries debt for services related to these items accrued in the last 24 months. Significant progress has been made to reduce these obligations.

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

NEW PRODUCTS / RECENT DEVELOPMENTS

In the 3rd quarter of 2002, the Company completed development and testing of its Plasma Drive ignition system for the late model Porsche 993. Exhaust gas and road testing was performed by Rennsport of Sealy, Texas. Installation of the Perma-Tune Plasma Drive and Perma-Tune spark plug wire set was performed by Perma-Tune personnel at the Rennsport facility. Gas analyzer tests were performed downstream of the catalytic converter before and after installing the Plasma Drives. These tests showed a decrease in hydrocarbon emissions from 24 parts per million (PPM) to 7 PPM and a decrease of nitrogen oxides from 2 PPM to zero. After installation, road testing revealed faster throttle response, smoother acceleration and improved overall performance.

As planned, the Company has created an Internet based product catalogue that includes all of its older products, new products and kits. The site consists of 902 pages of information and was created by Company personnel. Customers have been directed to the new Internet site by emails and by phone calls to the buyers at the Company's wholesale distributors.

In the third quarter, the Company implemented design changes to a basic component common to most of the product line that reduced manufacturing labor costs. These design changes reduced machining time from 12 minutes per part to 4 minutes per part and sped assembly time by approximately 6%.

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

The Company continues its expansion of its distribution network and now sells to 13 wholesale distributors who supply an unknown number of distributors and retails. In the third quarter, the Company filled its first order for Zuendsystem, a distributor of engine parts headquartered in Germany. Zuendsystem specializes in high performance parts for a wide array of street and track vehicles throughout Western Europe.

The Company is negotiating with FVD Worldwide, a large international mail order distributor of Porsche parts, to add the new product lines and kits to the color section of their new catalogue. FVD expects to release their new 2003 catalogue in the fourth quarter of 2002.

The Company's short-term marketing strategy is to begin shipment of late-model Porsche Plasma Injection systems that include the Plasma Drive, spark plug wires and electrodes (spark plugs). Implementation of this strategy has continued in the third quarter and the Company has begun shipping those new products.
The Company already has some of these products in inventory and is ready to produce more. A distribution network for these parts has already been established. The Company is working to expand distribution of these new offerings domestically by adding new warehouse distributors to its network.

The Company has delayed development of the Honda product line to the 4th quarter of 2002 and development of the Toyota product line to the 1st quarter of 2003. The Company will focus on developing product for the `00, `01 and `02 model year Hondas in the 4th quarter of 2002. Development of product for domestic makes of vehicles is still scheduled for the 2nd quarter of 2003. The product lines require that production tooling be made, for which funding is currently unavailable. The Company may create new products for American V-8 engines based on its Plasma Injection technology for the models of the V-8 that may not require that production tooling be made. Most of the Company's distribution network already includes Asian car parts. There is interest in the Perma-Tune Toyota repair parts because there is currently no aftermarket supply available. The Company knows of no aftermarket manufacturing companies making replacement ignition modules for these automobiles.

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

COMPARISON OF OPERATING RESULTS

Quarter Ended  September  30, 2002  Compared to the Quarter Ended  September 30,
2001

In the third quarter of 2002, the Company experienced a 9% sales increase as gross sales increased from $80,293 in the third quarter of 2001 to $88,424 in the third quarter of 2002.

Gross profit in the third quarter of 2002 was $56,827 compared to $61,425 in the third quarter of 2001. As a percentage of sales, gross profit decreased in the third quarter of 2002 to 64% from 77% in the third quarter of 2001. The Company has begun sub-contracting some labor-intensive operations to increase its gross profit margin and to allow for rapid growth. The Company believes it can further improve its profit margin, as it has lined up additional sub-contractors to use in this expense-reducing effort, and will begin outsourcing additional segments of production once capital funding allows us to take advantage of the economies of scale these opportunities offer the Company. The higher the quantity of parts we can subcontract to outside vendors, the better price per piece the Company will be able to negotiate with each vendor, lowering our cost of goods sold and raising our profit margin. Circuitry which is currently hand-made in-house, can be outsourced for robotic manufacture with an expected increase in accuracy and reliability, but the Company will need to have the ability to make a large quantity purchase commitment and cover up-front set-up costs to implement these plans. In all cases, the Company will retain control over production of the Perma-Tune product line and its trade secrets by manufacturing the key components itself.

General and Administrative (G & A) expenses were $26,531 and $28,293 in the third quarters of 2002 and 2001, respectively. As a percentage of sales, G & A expenses decreased to 30% from 35%. The figures for both 2002 and 2001 are unusually high by percentage. The major components of this atypical result are extra salaries and wages (with related payroll taxes) for Company personnel to carry out research and development work, and the internal costs associated with being a fully reporting company. These expenses have been reigned in by changing to a more cost-effective accounting firm, as well as having in-house personnel author and edit SEC filings for review by the Company's attorney.

Interest expenses increased from $2,314 in the third quarter of 2001 to $3,696 in the second quarter of 2002. This increase reflects carrying costs on remaining balances for reporting costs associated with CPA fees carried forward.

Research and development expenses were $663 in the third quarter of 2001 and $0 in the third quarter of 2002. This decrease in R&D expenditures was due to the deliberate curtailment of expenditures to increase the Company's profitability.

Since the Company incurred net losses for both the third quarter 2001 and 2002, there was no income tax liability for either quarter.

Nine Months Ended September 30, 2002 Compared to the Nine Months Ended September 30, 2001

In the first nine months of 2002, the Company experienced a sales increase as gross sales increased from $207,635 in the first nine months of 2001 to $215,525 in the first nine months of 2002.

Gross profit in the first nine months of 2002 was $133,106 compared to $136,435 in the first nine months of 2001. As a percentage of sales, gross profit decreased in the first nine months of 2002 to 62% from 66% in the first nine months of 2001.

General and Administrative (G & A) expenses were $92,480 and $116,319 in the first nine months of 2002 and 2001, respectively. As a percentage of sales, G & A expenses decreased to 43% from 56%. The figures for both 2002 and 2001 are unusually high by percentage. The major components of this atypical result are extra salaries and wages (with related payroll taxes) for Company personnel to carry out research and development work, and the internal costs associated with being a fully reporting company. These expenses have been reigned in by changing to a more cost-effective accounting firm, as well as having in-house personnel author and edit SEC filings for review by the Company's attorney.

Interest expenses increased slightly from $7,627 in the first nine months of 2001 to $7,776 in the first nine months of 2002.

Research and development expenses were $5,143 in the first nine months of 2001 and $0 in the first nine months of 2002. This decrease in R&D expenditures was due to the deliberate curtailment of expenditures to increase the Company's profitability.

Since the Company incurred net losses for both the first nine months of 2001 and 2002, there was no income tax liability for either quarter. The Company has a net operating loss carry-forward available in the amount of $327,195 to be offset against future income through years ended December 31, 2011 through 2021. The majority of this net operating loss carry-forward, $286,250, has occurred in the last five years. This was the direct result of increased R&D expenses for developing new products as well as the costs associated with the public offering that would fund the mass production of all product lines.

As of September 30, 2002, the Company's accumulated losses were $327,195.

LIQUIDITY AND CAPITAL RESOURCES

For the quarter ended September 30, 2002 the Company has not generated positive cash flow from its own operations due to the preliminary nature of such operations, ongoing investment in research and development, and expenditures to build the appropriate infrastructure to support its expected growth. Consequently, the Company has been dependent on private placements of its equity securities and debt financing to fund its cash requirements, as well as revenues provided by the normal operations of Perma-Tune.

On March 20, 2002 the Company entered into a $25,000 line of credit with The American National Bank of Texas in Wylie that is collateralized by the Company's accounts receivable, inventory and equipment, with an initial interest rate of 7.75%. Interest is variable, based on the Prime Rate plus 3%. Accrued interest is payable monthly, and the maturity date is March 20, 2003. For the period ended September 30, 2002, the principal balance owed on this line of credit was $22,800, with an interest rate of 7.75%.

On June 28, 2002 the Company entered into a $20,000 loan with Lonnie Lenarduzzi and Linda Decker, President and CFO, respectively, of the Company. The loan is unsecured, and has an initial interest rate of 10%. The maturity date is June 28, 2004. For the period ended September 30, 2002, the principal balance owed on this loan was $20,000, with an interest rate of 10%.

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

As of September 30, 2002 the Company's cash reserves totaled $5,724 and total current assets were $68,798. For the remainder of 2002 and into 2003, the Company has no long-term commitments but expects to incur additional costs for research and development. It also expects to expand its sales and marketing effort. These efforts could significantly increase demand for the Company's products beyond the Company's current production capacity. While the Company believes it can increase its production capacity to meet sales demand, significant additional capital could be required to meet expansion requirements.

Inventory at September 30, 2002 was $33,534. Inventory at September 30, 2001 was $33,813.

The Company presently has an outstanding loan payable on demand to Terry Taylor, a stockholder. Principal balance as of September 30, 2002 is $40,000. The loan bears interest at a rate of 10%. Interest is payable quarterly. The loan is secured by inventory.

The Company's working capital ratio improved to 0.59 in the third quarter of 2002, compared with 0.48 at September 30, 2001. The Company will retire accounts payable from income generated by normal operations. It has agreements with its former accounting firm to pay them as funding becomes available.

The Company's inventory turnover ratios were 2.46 and 2.11 for third quarter 2002 and 2001, respectively.

The Company's accounts receivable ratios were 36 days and 21 days for the third quarters of 2002 and 2001, respectively. The Company continues to manage its accounts receivable very effectively, collecting monies due within the terms offered to its customers.

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

Item 3. Evaluation of Disclosure Controls and Procedures

         (a) Evaluation of disclosure controls and procedures. Our chief executive officer and our chief financial officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15-d-14(c)) as of a date (the "Evaluation Date") within 90 days before the filing date of this quarterly report, have concluded that as of the Evaluation Date, our disclosure controls and procedures were adequate and designed to ensure that material information relating to us and our consolidated subsidiaries would be made known to them by others within those entities.

         (b) Changes in internal controls. There were no significant changes in our internal controls or to our knowledge, in other factors that could significantly affect our disclosure controls and procedures subsequent to the Evaluation Date.

OTHER INFORMATION

ITEM 1: Legal Proceedings

None.

PART II - OTHER INFORMATION

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

a)       Exhibits:

Exhibit No.                      Description
-----------                     -----------
  99.1 Certification Pursuant to 18.U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


b) Reports on Form 8-K:  None.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PERMA-TUNE ELECTRONICS, INC.

Date: November 14, 2002

By:/s/ Linda Decker
   ------------------
   Linda Decker

Chief Financial Officer

CERTIFICATIONS

I, Lonnie Lenarduzzi, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Perma-Tune Electronics, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 13, 2002

By: /s/ Lonnie Lenarduzzi
Lonnie Lenarduzzi
Chief Executive Officer

CERTIFICATIONS

I, Linda Decker, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Perma-Tune Electronics, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 13, 2002

By: /s/ Linda Decker
Linda Decker
Chief Financial Officer