Form 10KSB
period 2002-12-31
PERMA TUNE ELECTRONICS INC
filed 2003-03-31
CIK 1074663

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
(Mark One)

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE ACT OF
     1934

                   For the fiscal year ended DECEMBER 31, 2002

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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     For the fiscal year ended December 31, 2002, the Registrant's revenues were approximately $267,472. As of March 31, 2003, the aggregate market value of Registrant's voting stock held by non-affiliates based on the last sales price was approximately $562,943. As of March 31, 2003,the Registrant had
2,322,700 shares of common stock outstanding.

                    Documents Incorporated by Reference: NONE

          Transitional Small Business Disclosure Format: Yes [ ] No [X]

                          PERMA-TUNE ELECTRONICS, INC.
                                  FORM 10-KSB
                          YEAR ENDED DECEMBER 31, 2002
                                      INDEX

                                     Part I

    Item 1.             Description of Business                       2

    Item 2.             Description of Property                       9

    Item 3.             Legal Proceedings                             9

    Item 4.             Submission of Matters to a Vote of
                        Security Holders                              9


                                     Part II

    Item 5.             Market for Common Equity and Related
                        Stockholder Matters                           9

    Item 6.             Management's Discussion and Analysis or
                        Plan of Operation                            11

    Item 7.             Financial Statements                         21

    Item 8.             Changes in and Disagreements with
                        Accountants on Accounting and Financial
                        Disclosure                                   21

                                    Part III

    Item 9.             Directors, Executive Officers, Promoters
                        and Control Persons; Compliance with
                        Section 16(a) of the Exchange Act            22

    Item 10.            Executive Compensation                       25

    Item 11.            Security Ownership of Certain Beneficial
                        Owners and Management                        25

    Item 12.            Certain Relationships and Related
                        Transactions                                 26

    Item 13.            Exhibits and Reports on Form 8-K             27

                        (a)   Index to Exhibits                      27

                        (b)   Description of Exhibits                27

    Item 14             Evaluation of Disclosure Controls and
                        Procedures                                   27

    Signatures                                                       28

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-KSB (this "Form 10-KSB"), including statements under "Item 1. Description of Business," and "Item 6. Management's Discussion and Analysis", constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995 (collectively, the "Reform Act"). Certain, but not necessarily all, of such forward-looking statements can be identified by the use of forward-looking terminology such as "believes", "expects", "may", "will", "should", or "anticipates", or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Perma-Tune Electronics, Inc. ("the Company", "we" or "us") to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. References in this Form 10-KSB, unless another date is stated, are to December 31, 2002.

BUSINESS OF ISSUER

Perma-Tune Electronics, Inc., designs, manufactures and distributes ignition control modules which replace original ignition control modules for both high performance and standard automobiles. The Company has four full-time employees. Perma-Tune's products are designed to provide better performance, increased fuel economy and lower hydrocarbon emissions than original equipment ignition systems.

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

The Company manufactures four levels of equipment: the basic Perma-Tune, the "Coilless" Perma-Tune, the "Digital Fire" Perma-Tune, and the "Plasma Drive" Perma-Tune. The basic Perma-Tune unit can be adapted to any internal combustion engine that utilizes a spark plug. The unit is designed to be installed with relative ease. The basic unit replaces an automobile's original ignition control module while utilizing an external coil. The Company presently manufactures basic units which have been designed for nine automobile models including those of Porsche, Ferrari and Mercedes Benz.

Approximately 99% of the Company's revenues are derived from sales of units for Porsche models and 1% of revenues are derived from sales of units for other vehicles. Approximately 94% of revenues are from sales of basic models, 4% from the Coilless models,1% from the "Digital Fire" model, and 1% from the "Plasma Drive" models.

The "Coilless" Perma-Tune replaces both the automobile's original ignition control module and its coil. It is housed in a single unit. The "Coilless" Perma-Tune, although similar to the original model, is more sophisticated, yet less complex. The "Coilless" model is lighter, takes up less space than the basic unit and is easily installed. Because of its simplicity, the Company believes that the "Coilless" model is more reliable than original equipment ignition control modules with coils. By eliminating the coil, the part most prone to failure in an ignition system, reliability is increased. Although coilless units are more expensive than standard units, they eliminate the cost of an external coil. Each of the Company's conventional ignition systems can be transformed into a Coilless version during its manufacture. The basic product line was designed to be flexible; thus, with one or more assembly processes a unit can be customized for use on any of the models for which the Company offers products.

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

The "Digital Fire" equipment is hardwired into the automobile and is monitored and controlled by an external computer. The equipment is re-programmable using any computer system without the use of special software. It may also be reprogrammed using a "PDA" (personal digital assistant, such as the Palm Pilot professional model manufactured by 3Com Industries). The "Digital Fire" appeals to the weekend auto enthusiast or semi-professional who seeks to improve the engine performance of his racing or other "off road" vehicle.

In the Perma-Tune Plasma Ignition system, the original ignition control module and ignition coil, spark plug wires and spark plugs in the engine are replaced by the Plasma Drive, Plasma Conduit and Plasma electrodes respectively. Plasma Ignition is a different way of igniting fuel in an internal combustion engine. It begins the combustion process by first establishing a plasma field between the electrodes and then bombarding the field with electrons. The application of high Voltage to the electrodes establishes the plasma field which creates an electromagnetic attraction between the electrons of the ignition spark and the fuel between the electrodes. This ensures that each molecule of fuel in the plasma field will interact with electrons. This increase in interactions decreases the amount of fuel wasted during the combustion process. The more complete combustion ensured by this process increases the engine's ability to convert chemical energy into kinetic energy and results in improved engine performance, reduced fuel consumption and reduced hydrocarbon emissions.

The Perma-Tune unit is readily mass-produced using molds to make customized connectors for plug-in installation.

The Perma-Tune system reduces hydrocarbon emissions by improving combustion efficiency. Improved combustion transforms more fuel into usable energy instead of allowing fuel to be emitted into the exhaust stream of the engine in the form of hydrocarbons.

The Perma-Tune system increases horsepower by approximately 10% over other ignition systems. Tests to determine these performance increases were performed at the independent dynamometer facilities of Norwood Autocraft, of the Dallas area by non Perma-Tune personnel. These test results represent a compilation of 25 test runs. These tests compared the Perma-Tune Coilless model against the Autotronic MSD 6AL model. The cost of these tests was $325. Norwood Autocraft has reviewed this disclosure and agreed that it is correct.

Toyota Racing and Development conducted independent testing of the Perma-Tune system and reported an increase of approximately 60% in torque over the stock ignition system. These test results represent a compilation of 12 test runs comparing the Perma-Tune Digital Fire with stock Toyota ignition systems. Toyota Racing and Development paid for the testing. Toyota Racing and Development has
reviewed   this   disclosure   and  it has agreed that it is correct.

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

The Company is managed by Mr. Lenarduzzi and his wife Linda Decker. He is president and chief executive officer of the Company, and has had 21 years of experience in designing and manufacturing Perma-Tune products. Ms. Decker is a director, chief financial officer, secretary and principal shareholder of the Company. Her background includes accounting, marketing and product line management expertise.

The Company has four full-time employees, two of whom (Lonnie Lenarduzzi and Linda Decker) are involved in sales.

The Company licenses its technology from its President, Lonnie Lenarduzzi, for $1,000 per year under a licensing agreement extending to November 30, 2021. The Company has no obligations to pay royalties to Mr. Lenarduzzi or any other person or entity.

The Company believes that large, unexploited domestic and foreign markets exist for its products. As of December 2001, production capacity was 200 units per month. As of December 2002, production capacity remained at 200 units per month. While sales do not yet require it, the Company conservatively projects production capacity of at least 450 units per month by the end of 2003. This increase in production capacity can be achieved by subcontracting the assembly of circuit boards. The Company's existing facilities are capable of producing a maximum of 4,000 units per month by adding additional assembly stations and operating three shifts per day for five days per week. The Company currently operates one shift per day for five days per week.

The Company currently has three assembly stations. Twenty assembly stations are needed to produce 4,000 units per month. Funding for additional workstations will come from raising capital via stock sales.

The Company is not dependent upon any sole source suppliers, the loss of which would have a materially adverse impact on operations or operating results.

The Company spent $10,250 and $0 on research and development during the fiscal years ended December 31, 2001 and 2002, respectively.

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

The Company's Digital Fire products are affordable and directed to racing hobbyists with disposable income who drive four cylinder vehicles. The Company has not independently verified the performance of its stand alone, Distributorless Digital Fire product line in comparison to its competitors.

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

While a great deal of scientific research has been done in the area of plasma ignition by universities and national labs, the Company's "Plasma Drive" ignition systems have no commercial competitors. Laboratory plasma ignition systems are very large and bulky, rendering them impractical for automotive use. The Company's Plasma Drive ignition systems are lightweight and compact, approximately the size of its basic ignition units. Progress of testing on the Plasma Drive product line is discussed below in the "New Products" section of this filing.

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

The Company protects its trade secrets by non-disclosure and by manufacturing processes that protect its products from reverse engineering. A specially engineered transformer that is key to the Perma-Tune's operation is manufactured in-house only using a proprietary process. All Perma-Tune products are potted after production and testing. Potting is a process whereby the inside of the units are filled with a special plastic polymer material that hardens completely into a solid block. The polymer is chemically similar to the coating on several of the key components, and bonds to these components' coating in the process. The primary function of the potting material is to protect the electrical components from moisture, dirt and vibration. After potting is complete, the only way to open the product is to completely destroy it by smashing the solidified potting material. If the units were to be x-rayed, even this would not reveal the proprietary process by which the specially-engineered transformer is built, which is the key to the units' performance. The Company believes its trade secrets are secure from discovery and have been so for at least 15 years.

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

The Company believes that additional sales can be created by offering its products to a global customer base on the Internet. The Company has expanded its web site to almost 1000 pages. The purchase page of the Company web site features links to five European distributors, one Canadian distributor, 12 domestic distributors and one industrial distributor. The Company's Internet address is www.perma-tune.com.

The Company intends to further develop its distribution channels by personally meeting with salespeople to provide technical training and to introduce new products. The Company has produced its own brochures and product catalog on compact disk for use by its warehouse distributors in their advertising, print catalogs and websites to assist in increasing public awareness of Perma-Tune and its products. The Company has expanded its product line to include a family of additional ignition-related products such as spark plug wire sets, preamplifiers and engine wiring harness repair kits.

During the year ended December 31, 2002, three customers accounted for a total Of 53% of sales. The Company has no supply agreements with these customers. The customers are Worldpac (32% of sales),Performance Products (11% of sales) and Zim's (10% of sales).

RISK FACTORS

We Are Dependent on Lonnie Lenarduzzi and Linda Decker

Our success depends upon our retention of Lonnie Lenarduzzi, the Company's Chief Executive Officer, and Linda Decker, the Company's Chief Financial Officer. The loss of the services of either or both of Mr. Lenarduzzi and Ms. Decker might significantly delay or prevent the achievement of our development and strategic objectives. We do maintain key person life insurance on the life of Mr. Lenarduzzi in the amount of $300,000 and we do not maintain key person life insurance on the life of Ms. Decker. Neither of Mr. Lenarduzzi or Ms. Decker is under any obligation to continue providing services to us.

We Need Additional Capital to Significantly Expand Our Business

In the event we are unable to raise capital, we will only be able to sustain our operations and our growth will be limited.

Dependence on Three Customers

During the year ended December 31, 2002, three customers accounted for a total of 53% of sales. The Company has no supply agreements with these customers. In the event we were to lose some or all of these customers, our business would be adversely affected.



ITEM 2.  DESCRIPTION OF PROPERTY

The  Company   leases  3,200  square  feet  of  space  for   manufacturing   and
administrative activities in Wylie, Texas, a suburb of Dallas, at $1,550 per month. The lease expires on May 31, 2005.

ITEM 3.  LEGAL PROCEEDINGS

The Company is not a party to any litigation.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2002.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCK MATTERS

"Bid" and "asked" offers for the common stock are listed on the NASDAQ OTC-BB published by the National Quotation Bureau, Inc. The trading symbol for the common stock is PTUN. On December 31, 2002 the closing bid for the common stock was $0.16 and the closing ask was $.95 per share.

The Company's share prices have remained relatively stable in the $.75 to $1.25 range. Exercise of warrants is not attractive to shareholders at this time because the current stock price is lower than their warrant price of $2.00 per share.

The following table sets forth the quarterly high and low bid prices of the common stock from March 30, 2001 until December 31, 2002. Such prices represent prices between dealers, do not include retail mark-ups, mark-downs or commissions, and may not represent actual transactions.



                                             Bid Prices
Quarter Ended                      High                       Low
-------------                      ----                      ------
  March 30, 2001                  $0.75                       $0.25
  June 30, 2001                   $0.75                       $0.75
  September 30, 2001              $0.75                       $0.75
  December 31, 2001               $0.78                      $0.125
  March 30, 2002                  $0.75                       $0.75
  June 30, 2002                   $0.75                       $0.75
  September 30, 2002              $0.75                       $0.25
  December 31, 2002               $0.25                       $0.16

There were 64 holders of record of the common stock as of December 31, 2002.

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

RECENT SALES OF UNREGISTERED SECURITIES

During the year ended December 31, 2002, the Company issued or sold securities which were not registered under the Securities Act of 1933, as amended (the "Act"), as follows: On July 2, 2002 the Company issued 10,000 shares in lieu of legal services of $1,020.75, or $.10 per share, of restricted stock to Vanderkam & Sanders. Bid price for the Company's common stock ranged from $.25 to $.75 during that period (see table on the previous page). The Company claims the exemption from registration afforded by Section 4(2) under the Act since no public offering was involved, the purchaser took the shares for investment and not resale and the Company took appropriate measures to restrict transfer. No underwriters or agents were involved in the sale and no underwriting discounts or commissions were paid by the Company.

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

The Company has introduced new products, has updated its extensive website and has reduced its operating losses. The Company has reduced legal and accounting costs, but still carries debt for services related to these items accrued in the last 36 months. Significant progress has been made to reduce these obligations.

Management believes it is continuing to see the benefits of taking advantage of the infrastructure improvements it has made (implementation of fully integrated manufacturing/data base accounting software, the dedication of an officer to finance/SEC compliance and marketing planning, and outsourcing of certain manufacturing functions).

Since the Company has not yet raised money from its outstanding warrants, it has focused on expanding its existing product lines to provide operating capital. The Company has concentrated its efforts on streamlining and increasing the production of its existing product lines in order to eliminate backorders for Porsche products, and on introducing a new line of spark plug wire sets for Porsche cars, and on introducing a new product line for late model Porsche cars.

NEW PRODUCTS

The Porsche 908 race car that is being used for Plasma Ignition testing has continued to race with no problems associated with the Plasma technology. The driver is very happy with the improvements in performance gained by the new ignition system and has won his divisions' championship for 2002. The car is scheduled to begin the 2003 racing season at the end of March. The Company plans to attend the first race of the season at Texas World Speedway to conduct marketing studies and will continue to monitor the performance of the car during the racing season.

The Porsche 993 street car that is being used for Plasma Ignition testing continued to run with the same low emissions as previously reported. The driver reports that the car's performance has not degraded since beginning to test low octane fuel in the car.

The Company developed a new product line for the Lamborghini Jalpa and Countach automobiles in the 4th quarter of 2002. This was done in response to Internet inquiries regarding the Lamborghini cars. In light of apparent demand, the Company designed new circuitry that would allow products currently in production to be adapted to the Lamborghini cars. The existing Porsche 930 product line was adapted to the Lamborghini Jalpa and the Ferrari Boxer product line was adapted to the Lamborghini Countach. The Plasma Drive model PD020 was adapted to both of these Lamborghini models. The Company plans to test the new products in the second quarter of 2003.

The changes made to the Company's Internet site have been well received judging from the increase in traffic. The Company intends to continue development of the site to promote its new products. More Porsche technical information and new products for Lamborghini cars will be added to the site in the second quarter of 2003.

MARKETING STRATEGY

Until it is financially able to put a public relations firm on retainer, the Company will continue its current marketing strategy of conducting sales training missions to its wholesale distributors, continuing to improve and expand its website, and making low-cost postcard mailings to alert distributors to new product offerings. The Company now provides its warehouse distributors with compact disks containing information on all of its product offerings in a format that distributors can use to promote the Company's products in their advertising and catalogs. The Company has continued to increase export sales as a result of efforts by its new distributors. The Company's Internet site has been instrumental in those sales and the Company is cultivating more contacts in Europe. The Company has been told that publication of the FVD Worldwide catalogue has been delayed. It is now expected to be released in the second quarter of 2003. The Company continues to ship Plasma Ignition components to race car engine builders. Independent dynamometer testing is being carried out on the new components. Comparisons between the Perma-Tune product and the Company's competitors will be performed.

The development of the Plasma Drive for the 2000, 01 and 02 model year Honda is complete. Testing of the new Honda product line is expected to begin as soon as the Company is financially able to pursue dyno testing and CARB certification. Development of the Toyota and domestic product lines are rescheduled for the third and fourth quarters of 2003 respectively.

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

COMPARISON OF OPERATING RESULTS

Year Ended December 31, 2002 Compared to the Year Ended December 31, 2001
---------------------------------------------------------------------------

In 2002, the Company experienced a 13% decrease in sales as gross sales decreased from $308,136 in 2001 to $267,472. This decrease is due in part to two trends. First, increased sales of the Company's lower-priced offerings; secondly, there has been an overall depression in consumer spending in general during the period covered by this report, and in particular, a decrease in discretionary consumer spending on sports car performance modifications. A total of 1859 units were sold in 2001 at an average price of $161. A total of 1757 units were sold in 2002 at an average price of $152. This change in average price per unit sold was due primarily to increased sales of our ignition accessories such as coils, repair harnesses and spark plug wires.

Gross profit in 2002 was $157,102 compared to $199,878 in 2001. As a percentage of sales, gross profit decreased in 2002 to 58.7% from 64.9% in 2001. This decrease is due to preliminary sales of the Company's spark plug wire sets and wiring repair harnesses, which are still undergoing final modifications in design, and are therefore fabricated in-house, rather than being outsourced for manufacture at a lower per-unit cost of goods sold.

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

General and Administrative (G & A) expenses were $123,950 and $159,346 in 2002 and 2001, respectively. As a percentage of sales, G & A expenses decreased to 46% from 52%. The figures for both 2002 and 2001 are unusually high by percentage. The major components of this atypical result are extra salaries (with related payroll taxes) for Company personnel to comply with the requirements of being a fully reporting company, as well as interest on debt. Interest expenses increased from $8,947 in 2001 to $10,028 in 2002. This increase reflects interest associated with agreements with the Company's previous accountants to allow the Company to pay its outstanding balances as revenue becomes available from the collection of normal accounts receivable. Third-party debt levels have been reduced over the course of 2002.

Research and development expenses were $10,249 in 2001 and $0 in 2002. This decrease in R&D expenditures was due to the shift in focus from development to production in 2002.

Since the Company incurred net losses for both 2001 and 2002, there was no income tax liability for either year. The Company has a net operating loss carry-forward available in the amount of $347,538 to be offset against future income through years ended December 31, 2011 through 2021. The majority of this net operating loss carry-forward, $282,109, has occurred in the last five years. This was the direct result of increased R&D expenses for developing new products as well as the costs associated with the public offering that will fund the mass production of all product lines.

As of December 31, 2002, the Company's accumulated losses were $347,538.

LIQUIDITY AND CAPITAL RESOURCES

For the year ended December 31, 2002 the Company has not generated positive cash flow from its own operations due to the preliminary nature of such operations, ongoing investment in research and development, and expenditures to build the appropriate infrastructure to support its expected growth. Consequently, the Company has been dependent on private placements of its equity securities and debt financing to fund its cash requirements, as well as revenues provided by the normal operations of Perma-Tune.

On March 12, 2002 the Company entered into a $25,000 line of credit with The American National Bank of Texas in Wylie that is collateralized by the Company's accounts receivable, inventory and equipment. The line had an initial interest rate of 11.5%. Interest is variable, based on the Prime Rate plus 3%. Accrued interest is payable monthly, and the maturity date is March 12, 2003. For the period ended December 31, 2002, the principal balance owed on this line of credit was $22,800, with an interest rate of 7.25%.

On December 8, 1997, the Company issued an offering circular for 125,000 units priced at $2.00 per unit. Each unit entitled the investor to one share of common stock and three stock purchase warrants. Each warrant entitled the holder to purchase one share of stock for $2.00. The warrants expire on December 31, 2003. At December 31, 2002, there are 137,100 warrants outstanding.

Proceeds from the exercise of warrants are planned to fund production tooling and start up costs of the Honda and Toyota products lines. The Company plans to manufacture the required tooling estimated at $35,000 in materials and 560 man hours. There may be other costs associated with attaining the California Air Resources Board certification for the Honda, Toyota and Porsche 964 product lines.

In the year ended December 31, 2002, the Company issued 10,000 shares in lieu of fees owed to Vanderkam & Sanders of $1,020.75, or $.10 per share. Bid prices for the Company's common stock ranged from $.25 to $.75 during this period (see table on page 10).

No underwriters or agents were involved in any of the sales and no underwriting discounts or commissions were paid by the Company.

As of December 31, 2002 the Company's cash reserves totaled $0 and total current assets were $47,074. The Company is continuing production and sales efforts as well as further research and development and has yet to break even in terms of both cash flow and profitability. It expects to expand its sales and marketing effort. These efforts could significantly increase demand for the Company's products beyond the Company's current production capacity. While the Company believes it can increase its production capacity to meet sales demand, significant additional capital could be required to meet expansion requirements.

Inventory at December 31, 2002 was $34,447, remaining materially unchanged from inventory at December 31, 2001 which was $33,813.

The Company presently has an outstanding loan payable on demand to Terry Taylor, a stockholder. Principal balance as of December 2002 is $40,000. The loan bears an interest rate of 10%. Interest is payable quarterly. The loan is secured by inventory.

The Company has an outstanding loan payable to Lonnie Lenarduzzi and Linda Decker, stockholders. Principal balance as of December 2002 is $20,000. The loan bears an interest rate of 10% with interest payments due quarterly. The loan is unsecured, and the principal balance is due on June 28, 2004.

The Company's working capital ratio was 0.35 in 2002, compared with 0.48 in 2001. The Company will retire accounts payable from income generated by normal operations. It has an agreement with its former accountants to pay them as funding becomes available.

The Company's inventory turnover ratios were 3.20 and 3.20 for 2001 and 2002, respectively, remaining stable.

The Company's accounts receivable ratios were 19 days and 16.5 days for 2001 And 2002, respectively. The Company continues to manage its accounts receivable very effectively, collecting monies due well within the terms offered to its customers.

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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.


DIRECTORS AND OFFICERS

The Directors and Officers of the Company are as follows:

                                                                    Served as a
 Name                   Age      Position                       Director Since:
 ----                   ---      --------                       ---------------
 Lonnie Lenarduzzi      47       President, Chief Executive           1989
                                 Officer and Director

 Linda Decker           45       Secretary, Chief Financial           1989
                                 Officer and Director

 Larrie Lenarduzzi      44       Director                             1989

 Wayne Robertson        49       Director                             1989

 Harold "Red" Smith     69       Director                             1989


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

Linda Decker, Chief Financial Officer, Corporate Secretary and Director had a 15 year career with IBM Corp. in sales, marketing and product line management before starting the Company. Since 1989, she has co-owned the Company and has used her marketing expertise to create targeted advertising and brochures, to draft press releases, to formulate pricing and customer service policies and to determine new market segments for the Company to serve. Currently she serves as the Company's Chief Financial Officer, and is responsible for SEC reporting compliance, contract negotiations and funding procurement.

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

To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and on representations that no other reports were required, no person required to file such a report failed to file on a timely basis during fiscal 2002. Based on stockholder filings with the SEC, the Company does not believe any other stockholders are subject to Section 16(a) filing requirements.

ITEM 10. EXECUTIVE COMPENSATION

Compensation paid to Officers and Directors is set forth in the Summary Compensation Table below. The Company may reimburse its Officers and Directors for any and all out-of-pocket expenses incurred relating to the business of the Company.

                           SUMMARY COMPENSATION TABLE

 Name and Position                                    Fiscal Year      Salary
 -----------------                                    -----------      -------
 Lonnie Lenarduzzi    President, Chief Executive         2002          $45,500
                        Officer and Director             2001          $45,800
                                                         2000          $51,048
                                                         1999          $48,765

 Linda Decker         Secretary, Chief Financial         2002          $16,250
                        Officer and Director             2001          $17,400
                                                         2000          $ 6,613
                                                         1999          $ 2,025

For the fiscal year ending December 31, 2003 it is anticipated that the compensation of Mr. Lenarduzzi will be $50,000, and compensation of Ms. Decker will be $17,500.

ITEM 11. SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN SECURITY HOLDERS

The following table sets forth information as of March 31, 2003, with respect to the beneficial ownership of the common stock by (i) each director and officer of the Company, (ii) all directors and officers as a group and (iii) each person known by the Company to own beneficially 5% or more of the common stock:

    Name and Address of                    Shares Owned             % of Class
    Beneficial Owner                      Beneficially(1)              Owned
    -------------------                   ---------------           -----------
    Lonnie Lenarduzzi                       1,566,600(2)               67.4%
    111 South Birmingham St.
    Wylie, Texas 75098

    Linda Decker                            1,566,600(2)               67.4%
    111 South Birmingham St.
    Wylie, Texas 75098

    Larrie Lenarduzzi                           6,000(3)                  *
    6236 Tourelle Drive
    Highland Heights, Ohio 44143

    Name and Address of                    Shares Owned             % of Class
    Beneficial Owner                      Beneficially(1)              Owned
    -------------------                   ---------------           -----------
    Wayne Robertson                            78,764                  3.4%
    2652 No. McDermott Road
    Kuna, Indiana 83634

    Harold Smith                               78,764                  3.4%
    P.O. Box 1983
    Wylie, Texas 75098

    Newport Capital Consultants               275,000(4)               10.5%
    78740 Runaway Bay
    Bermuda Dunes, California 92201

    All Officers and Directors
    as a Group (5 persons)                  1,730,128                  74.4%

     ------------
    *Less than 1%

    (1) The number of shares of common stock owned are those "beneficially owned" as determined under the rules of the Securities and Exchange Commission, including any shares of common stock as to which a person has sole or shared voting or investment power and any shares of common stock which the person has the right to acquire within 60 days through the exercise of any option, warrant or right. As of March 31, 2003, there were 2,322,700 shares of common stock outstanding. As of such date there were 137,100 outstanding warrants to purchase shares of common stock, exercisable until December 31, 2003 at $2.00 per share.

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

On June 28, 2002, Lonnie Lenarduzzi, our Chief Executive Officer, and Linda Decker, our Chief Financial Officer, loaned the Company an aggregate of $20,000. The loan bears interest at 10% per annum with interest payments due quarterly.
The  loan  is  unsecured  and  is  due  on  June  28,  2004.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  INDEX TO EXHIBITS

         Exhibit No.           Description of Exhibit
         ----------            ----------------------
         3.1                   Articles of Incorporation                  (1)

         3.2                   Amendment to Articles of Incorporation     (2)

         3.3                   By-Laws                                    (3)

         4.1                   Form of Stock Purchase Warrant             (4)

        23.1                   Consent of Travis, Wolff & Company, LLC    (5)

        23.2                   Consent of Malone & Bailey, PLLC           (5)

        99.1                   Certification of Chief Executive Officer
                               Pursuant to U.S.C. Section 1350            (6)

        99.2                   Certification of Chief Financial Officer
                               Pursuant to U.S.C. Section 1350             (6)

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

(5) Filed as Exhibits 23.1 and 23.2 to the Company's Form 10-KSB filed with the Securities and Exchange Commission on March 26, 2002, and incorporated herein by reference.

(6)  Filed herein.

     (b) No reports on Form 8-K were filed during the last quarter of the period covered by this report.

ITEM 14.  EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15-d-14(c) as of a date (the "Evaluation Date") within 90 days before the filing date of this quarterly report, have Concluded that as of the Evaluation Date, our disclosure controls and procedures were adequate and designed to ensure that material information relating to us would be made known.

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


                                            PERMA-TUNE ELECTRONICS, INC.

DATED: March 31, 2003                      By: /s/ Lonnie Lenarduzzi
                                             ------------------------
                                             Lonnie Lenarduzzi, President


     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

NAME                          TITLE                              DATE

/s/ Lonnie Lenarduzzi       President, Chief Executive Officer  March 31, 2003
----------------------        and Director
Lonnie Lenarduzzi           (Principal Executive Officer)


/s/ Linda Decker            Secretary, Chief Financial          March 31, 2003
----------------------        Officer and Director
Linda Decker                (Principal Financial Officer,
                             Principal Accounting Officer)


/s/ Larrie Lenarduzzi       Director                            March 31, 2003
----------------------
Larrie Lenarduzzi


/s/ Wayne Robertson         Director                            March 31, 2003
----------------------
Wayne Robertson


/s/ Harold Smith            Director                            March 31, 2003
----------------------
Harold Smith

                          PERMA-TUNE ELECTRONICS, INC.
                              Financial Statements
                              For the Years Ended
                           December 31, 2002 and 2001

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

     Statements of Cash Flows                                     F-6

     Notes to Financial Statements                             F-7 to F-12

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors
  Perma-Tune Electronics, Inc.
  Wylie, Texas

We have audited the accompanying balance sheet of Perma-Tune Electronics, Inc. as of December 31, 2002, and the related statements of operations, stockholders' equity (deficit), and cash flows for each of the two years then ended. These financial statements are the responsibility of Perma-Tune's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Perma-Tune Electronics, Inc. as of December 31, 2002, and the results of its operations and its cash flows for each of the two years then ended, in conformity with accounting principles generally accepted in the United States of America.


Malone & Bailey, PLLC
www.malone-bailey.com
Houston, Texas

February 17, 2003



                          PERMA-TUNE ELECTRONICS, INC.
                                  BALANCE SHEET
                                DECEMBER 31, 2002


ASSETS
Current assets
  Accounts receivable, net                                    $  12,098
  Inventory                                                      34,447
  Other current assets                                              529
                                                              ----------
    Total current assets                                         47,074

Property and equipment, net                                       3,334
                                                              ----------
                                                              $  50,408
                                                              ==========


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Line of credit                                              $  22,800
  Accounts payable                                               44,413
  Accrued expenses                                                5,767
  Due to stockholders                                            60,000
                                                              ----------
    Total current liabilities                                   132,980
                                                              ----------

Commitments

STOCKHOLDERS' EQUITY (DEFICIT):
  Common stock, no par value, 50,000,000 shares authorized,
    2,322,700 shares issued and outstanding                     264,966
  Accumulated deficit                                          (347,538)
                                                              ----------
    Total Stockholders' Equity (Deficit)                        (82,572)
                                                              ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)          $  50,408
                                                              ==========


               See accompanying summary of accounting policies and
                         notes to financial statements.



                          PERMA-TUNE ELECTRONICS, INC.
                            STATEMENTS OF OPERATIONS

                                        For the Years Ended
                                           December 31,
                                           ------------
                                         2002         2001
                                      -----------  -----------
Net sales                             $  267,472   $  308,136
Cost of goods sold                       110,370      108,262
                                      -----------  -----------
Gross profit                             157,102      199,874
                                      -----------  -----------

Operating expenses:
  General and administrative             123,950      159,346
  Legal and professional                  55,603       81,440
  Research and development                     -       10,250
  Depreciation                             3,152        3,364
                                      -----------  -----------
                                         182,705      254,400
                                      -----------  -----------

Loss from operations                     (27,083)     (54,526)

Interest expense                         (10,028)      (8,947)
                                      -----------  -----------

Net loss                              $  (35,631)  $  (63,473)
                                      ===========  ===========

Net loss per share:
  Basic and diluted                   $    (0.02)  $    (0.03)
                                      ===========  ===========

Weighted average shares outstanding:
  Basic and diluted                    2,317,659    2,301,796
                                      ===========  ===========

               See accompanying summary of accounting policies and
                         notes to financial statements.



                          PERMA-TUNE ELECTRONICS, INC.
                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                      FOR THE YEARS ENDED DECEMBER 31, 2002


                            Common stock
                            ------------    Accumulated
                         Shares     Amount     deficit     Total
                        ---------  --------  ----------  ---------
Balance,
  December 31, 2001     2,292,700  $258,945  $(248,434)  $ 10,511
                        ---------  --------  ----------  ---------

Sale of common stock       20,000     5,000          -      5,000

Net loss                        -         -    (63,473)   (63,473)
                        ---------  --------  ----------  ---------

Balance,
  at December 31, 2001  2,312,700   263,945   (311,907)   (47,962)

Issuance of common
  stock for services       10,000     1,021          -      1,021

Net loss                        -         -    (35,631)   (35,631)
                        ---------  --------  ----------  ---------

Balance,
  at December 31, 2002  2,322,700  $266,445  $(347,538)  $(82,572)
                        =========  ========  ==========  =========


              See accompanying summary of accounting policies and
                         notes to financial statements.



                                 PERMA-TUNE ELECTRONICS, INC.
                                   STATEMENTS OF CASH FLOWS

                                                                        For the Years Ended
                                                                            December 31,
                                                                            ------------
                                                                           2002       2001
                                                                         ---------  ---------
CASH FLOWS FROM OPERATING ACTIVITES:
Net loss                                                                 $(35,631)  $(63,473)
Adjustments to reconcile net loss to cash used in operating activities:
  Common stock for services                                                 1,021          -
  Depreciation and amortization                                             3,152      3,364
Changes in operating assets and liabilities:
  Accounts receivable                                                       3,901    (12,449)
  Inventory                                                                  (634)    16,194
  Prepaid expenses and other                                                    -      3,045
  Accounts payable                                                          5,357     17,369
  Accrued expenses                                                             23        (85)
                                                                         ---------  ---------
NET CASH USED IN OPERATING ACTIVITIES                                     (22,811)   (36,035)
                                                                         ---------  ---------

CASH FLOWS FROM FINANCING ACTIVITES:
Proceeds from notes payable to stockholder                                 20,000          -
Line of credit, net                                                         2,000     20,800
Issuance of common stock                                                        -      5,000
                                                                         ---------  ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                  22,000     25,800
                                                                         ---------  ---------

NET DECREASE IN CASH                                                         (811)   (10,235)
Cash, beg. of period                                                          811     11,046
                                                                         ---------  ---------
Cash, end of period                                                      $      -   $    811
                                                                         =========  =========

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid                                                            $ 10,028   $  8,947
Income taxes paid                                                        $      -   $      -


              See accompanying summary of accounting policies and
                         notes to financial statements.

                           PERMA-TUNE ELECTRONICS, INC.
                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF ACCOUNTING POLICIES

Perma-Tune Electronics, Inc. referred to as ("Perma-Tune") was incorporated in 1993 in the state of Texas. Perma-Tune is engaged in the manufacture and sale of high performance automobile ignition systems for distribution throughout the United States, Canada, France and Germany.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the balance sheet. Actual results could differ from those estimates.

Cash Equivalents

Cash equivalents include highly liquid, temporary cash investments having original maturity dates of three months or less. For reporting purposes, such cash equivalents are stated at cost plus accrued interest which approximates fair value.

Accounts Receivable

Perma-Tune's trade accounts receivable are reported net of allowance for doubtful accounts of $0 at December 31, 2002. Perma-Tune believes all amounts due are fully collectible.

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


NOTE 2 - Inventories

Inventories are valued at the lower of cost or market with cost being determined using the first-in first-out method and consist of the following at December 31:

                                  2002              2001
                                  ----              ----
Raw materials                   $31,959          $30,695
                                -------          -------
Finished goods                    2,488            3,118
                                -------          -------
                                $34,447          $33,813
                                =======          =======


NOTE 3 - Major Customers

Perma-Tune has three and two customers that accounted for more than 10% of net sales, and collectively, these customers accounted for 53% and 34% of net sales for the years ended December 31, 2002 and 2001, respectively. The breakdown is as follows at December 31:

Customer                          2002              2001
                                  ----              ----
  A                             $84,707          $72,266
  B                             $30,285          $31,147
  C                             $26,823              n/a


NOTE 4 - Property and Equipment

Property and equipment consisted of the following at December 31:

                                  2002              2001
                                  ----              ----
Molds and tooling                $5,506           $5,506
                                 ------           ------
Leasehold improvements            2,900            2,900
Machinery and equipment          54,574           54,574
                                 ------           ------
                                 62,980           62,980
Less: Accumulated depreciation   59,646           56,494
                                 ------           ------
                                $3,334            $6,486
                                ======            ======

Depreciation expense totaled $3,152 and $3,364 in 2002 and 2001, respectively.


NOTE 5 - Line of Credit

Perma-Tune has a $25,000 line of credit with a bank that is collateralized by Perma-Tune's accounts receivable, inventory and equipment. The line requires monthly payments of accrued interest and expires on March 12, 2003.

NOTE 6 - Income Taxes

For the years ended December 31, 2002 and 2001, Perma-Tune incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $340,000 at December 31, 2002, and will expire in the years 2011 through 2022.

The provision for federal income tax consists of the following for the years ended December 31:

                                  2002              2001
                                  ----              ----
Current provision                 $  -              $  -
Deferred provision                   -                 -
                                  ----              ----
                                  $  -              $  -
                                  ====              ====

Deferred income taxes consist of the following at December 31,

                                  2002              2001
                                  ----              ----
Long-term:
  Deferred tax assets        $  51,000         $  47,000
  Valuation allowance          (51,000)          (47,000)
                               --------          --------
                                  $  -               $  -
                               ========          ========


NOTE 7 - Related Party Transactions

Perma-Tune has a loan from a stockholder that is collateralized by a second lien on inventory. The loan accrues interest at 10% with interest payments due quarterly. The balance of $40,000 is payable at December 31, 2003.

Perma-Tune has an unsecured loan from a stockholder. The loan accrues interest at 10% with interest payments due quarterly. The balance of $20,000 is payable at June 28, 2004.

Perma-Tune has a license agreement with its president whereby it has acquired all of his rights to patents, trademarks, technical information and trade secrets through November 30, 2021 by payment of a yearly license fee of $1,000. Perma-Tune has accrued but not paid the fees since the inception of the agreement in 1997. The $5,000 Perma-Tune has accrued is included in the balance of accrued expenses at December 31, 2002.

NOTE 8 - Commitments

On June 1, 2001, Perma-Tune agreed to extend its current lease of office and production facilities under an operating lease through May 2005.

Minimum future lease rentals are as follows:

December 31,                          Amount
                                      ------
2004                               $  18,600
2005                                   7,750

Rent expense was $20,426 and $18,300 for the years ending December 31, 2002 and 2001, respectively.


NOTE 9 - Warrants

On December 8, 1997, Perma-Tune issued an offering circular for 125,000 units priced at $2 per unit. Each unit purchased entitled the investor to one share of common stock and three stock purchase warrants. Each warrant entitles the holder to purchase one share of stock for $2. The warrants expired on December 31, 2002, however, the expiration date has been extended to December 31, 2003. At December 31, 2002, there are 137,100 warrants outstanding. These warrants are not included in computing diluted earnings per share because their effects are anti-dilutive.