Form 10QSB
period 2003-03-31
PERMA TUNE ELECTRONICS INC
filed 2003-05-14
CIK 1074663

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                  For the quarterly period ended March 31, 2003

                                       OR

[ ]TRANSITION REPORT UNDER SECTION 13 OF 15(D) OF THE EXCHANGE ACT OF 1934

          From the transition period from               to
                                          -------------    -------------

                        Commission File Number 000-31631
                                               ---------


                          PERMA-TUNE ELECTRONICS, INC.
                          ----------------------------
        (Exact name of small business issuer as specified in its charter)

                              Texas     75-2510791
                              -----     ----------
         (State or other jurisdiction of incorporation or organization)
                        (IRS Employer Identification No.)


                 111 SOUTH BIRMINGHAM STEET, WYLIE, TEXAS 75098
                 ----------------------------------------------
                    (Address of principal executive offices)

                                  (972) 442-6774
                                  --------------
                           (Issuer's telephone number)

                                      N/A
                                      ---
   (Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                                   Yes XX      No:

As of May 14, 2003 2,322,700 shares of Common Stock of the issuer were outstanding.


                             PERMA-TUNE ELECTRONICS, INC.
                               CONDENSED BALANCE SHEET



                                                          MARCH 31,     DECEMBER 31,
                                                            2003           2002
     ASSETS                                              (UNAUDITED)      (NOTE)
--------------                                           ------------  --------------
Current assets:
  Cash and cash equivalents                              $     3,642   $           -
  Accounts receivable, net                                     3,620          12,098
  Inventory                                                   33,611          34,447
  Other current assets                                           369             529
                                                         ------------  --------------

    Total current assets                                      41,242          47,074

Property and equipment, net                                    2,584           3,334
                                                         ------------  --------------

      Total assets                                       $    43,826   $      50,408
                                                         ============  ==============


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
-------------------------------------------------


Current liabilities:
  Line of credit                                         $    22,800   $      22,800
  Accounts payable                                            34,239          44,413
  Accrued expenses                                             5,767           5,767
  Notes payable to stockholders                               60,000          60,000
                                                         ------------  --------------

    Total current liabilities                                122,806         132,980
                                                         ------------  --------------


Commitments and contingencies

Stockholders' equity (deficit):
  Common stock; no par value;  50,000,000 shares
    authorized; 2,322,700 shares issued and
    outstanding                                              264,966         264,966
  Accumulated deficit                                       (343,946)       (347,538)
                                                         ------------  --------------

    Total stockholders' equity (deficit)                     (78,980)        (82,572)
                                                         ------------  --------------

      Total liabilities and stockholders' equity
        (deficit)                                        $    43,826   $      50,408
                                                         ============  ==============


Note: The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.


                 The accompanying notes are an integral part of these unaudited condensed financial statements.


                     PERMA-TUNE ELECTRONICS, INC.
             UNAUDITED CONDENSED STATEMENT OF OPERATIONS


                                                         THREE MONTHS ENDED
                                                              MARCH 31,
                                                       --------------------
                                                        2003             2002
                                                --------------------  -----------
Sales, net                                      $            68,536   $   62,563
Cost of goods sold                                           24,030       22,323
                                                --------------------  -----------

  Gross profit                                               44,506       40,240
                                                --------------------  -----------

Operating expenses:
  General and administrative expenses                        34,438       36,737
  Legal and professional                                      4,575        5,188
  Depreciation                                                  750          841
                                                --------------------  -----------

    Operating expenses, net                                  39,763       42,766
                                                --------------------  -----------

    Income (loss) from operations                             4,743       (2,526)

Interest expense                                             (1,151)      (2,615)
                                                --------------------  -----------

Net income (loss)                               $             3,592   $   (5,141)
                                                ====================  ===========

Net income (loss) per share-basic and diluted   $              0.00   $    (0.00)
                                                ====================  ===========

Weighted average shares outstanding                       2,322,700    2,312,700
                                                ====================  ===========



                 The accompanying notes are an integral part of
                these unaudited condensed financial statements.



                           PERMA-TUNE ELECTRONICS, INC.
                   CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
                    FOR THE THREE MONTHS ENDED MARCH 31, 2003

                                          COMMON  STOCK         ACCUMULATED
                                        SHARES     AMOUNT    DEFICIT      TOTAL
                                       ---------  --------  ----------  ---------
Balance at December 31, 2002           2,322,700  $264,966  $(347,538)  $(82,572)

Net income                                     -         -      3,592      3,592
                                       ---------  --------  ----------  ---------

Balance at March 31, 2003 (unaudited)  2,322,700  $264,966  $ 343,946   $(78,980)
                                       =========  ========  ==========  =========

                   The accompanying notes are an integral part
               of these unaudited condensed financial statements.


                          PERMA-TUNE ELECTRONICS, INC.
                   UNAUDITED CONDENSED STATEMENT OF CASH FLOWS


                                                                      THREE MONTHS ENDED
                                                                          MARCH 31,
                                                                    ---------------------
                                                                       2003       2002
                                                                    ---------   ---------
Cash flows from operating activities:
  Net income (loss)                                                  $  3,592   $(5,141)
  Adjustment to reconcile net income (loss) to net cash
    used in operating activities:
    Depreciation expense                                                  750       841
    Changes in operating assets and liabilities:
      Accounts receivable                                               8,478    (3,587)
      Inventory                                                           836    (2,511)
      Other assets                                                        160      (369)
      Accounts payable and accrued expenses                           (10,174)    8,463
                                                                     ---------  --------

        Net cash provided by (used in) operating activities             3,642    (2,304)
                                                                     --------  ---------

Cash flows from financing activities:
  Line of credit, net                                                       -     2,000
                                                                     ---------  --------

        Net cash provided by financing activities                           -     2,000
                                                                     --------  ---------

Net increase (decrease) in cash and cash equivalents                    3,642      (304)

Cash and cash equivalents, beginning of period                              -       811
                                                                     --------  ---------

Cash and cash equivalents, end of period                             $  3,642   $   507
                                                                     =========  ========


Supplemental cash flow information:

  Cash paid for interest                                             $  1,151   $ 2,615
                                                                     =========  ========

  Cash paid for income taxes                                         $      -   $     -
                                                                     =========  ========



                 The accompanying notes are an integral part of
                these unaudited condensed financial statements.

                          PERMA-TUNE ELECTRONICS, INC.
           SELECTED NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS


1.     GENERAL
       -------

The unaudited condensed financial statements included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, pursuant to such rules and regulations. These unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto of Perma-Tune Electronics, Inc. (the "Company") included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002.

In the opinion of management, the unaudited condensed financial information included herein reflect all adjustments, consisting only of normal, recurring adjustments, which are necessary for a fair presentation of the Company's financial position, results of operations and cash flows for the interim periods presented. The results of operations for the interim periods presented herein are not necessarily indicative of the results to be expected for a full year or any other interim period.


2.   ESTIMATES
     ---------

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets or liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

This report contains forward looking statements within the meaning of Section 27a of the Securities Act of 1933 and Section 21e of the Securities Exchange Act of 1934. These forward looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or anticipated results, including those set forth under "Factors that may affect future results" in this Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this report. The following discussion and analysis should be read in conjunction with "Selected Financial Data" and the Company's financial statements and notes thereto included elsewhere in this report and the audited financial statements included in the Company's Form 10-KSB for the year ended December 31, 2002.

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

NEW PRODUCTS

Plasma Ignition testing continues successfully on the Porsche 908 race car. The car won the first race of the season by a wide margin of 26 seconds. The car received much attention after the race which provided many opportunities to conduct market research on the new product. In general, the comments on the Plasma system were very favorable, with the most common praise being that concerning its performance and compact size.

The Company intends to test the new Lamborghini Jalpa and Countach product line using its newly acquired, in-car gravitational force dynamometer ("G meter"). The G-Tech brand Competition model G meter will be used to test the performance of the Plasma Ignition against the Coilless Perma-Tune, conventional Perma-Tune and the stock factory ignition. The testing will be performed by volunteer Lamborghini drivers during the second quarter of 2003 providing that the G-Tech company supplies the software needed to download the test results to a desk top computer. G-Tech has told the Company that this software will be available by the end of May 2003.

The Company continues to find new uses for the Plasma Ignition technology. Florida Turbine, a jet engine research and development laboratory, has purchased a Plasma Ignition for use in an experimental engine. Florida Turbine has declined to tell the Company for whom the research is being performed, but has indicated that the engine is of a pulsed detonation design intended to replace existing military and civilian jet engines. The Company does not know when the testing will be completed.

An energy firm based in the United Kingdom, Clarke Energy, has purchased a Plasma Ignition for testing in its stationary electrical generating engines. These engines run on a variety of alternate fuels, natural gas and petroleum based fuels. Preliminary testing using the Plasma Ignition will be performed on an exhaust afterburner that is designed to reduce oxides of nitrogen emissions from the engine. When the afterburner testing is successfully concluded, testing will begin using the Plasma Ignition to replace the existing spark ignition systems used on the engine itself. These engines are twenty cylinder engines and Clarke Energy intends to upgrade approximately 600 of these engines located throughout the UK. Using twenty-one units per engine, this represents a potential sale of 12,600 units, or approximately $2.5 million in potential revenue. The Company expects the afterburner testing to be completed during the third quarter of 2003.

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

COMPARISON OF OPERATING RESULTS

Quarter Ended March 31, 2003 Compared to the Quarter Ended March 31, 2002
-------------------------------------------------------------------------

In the first quarter of 2003, the Company experienced a 10% sales growth as gross sales increased from $62,563 in the first quarter of 2002 to $68,536 in the first quarter of 2003.

Gross profit in the first quarter of 2003 was $44,506 compared to $40,240 in the first quarter of 2002. As a percentage of sales, gross profit increased in the first quarter of 2003 to 65% from 64.3% in the first quarter of 2002. The Company has begun sub-contracting some labor-intensive operations to increase its gross profit margin and to allow for rapid growth. The Company believes it can further improve its profit margin, as it has lined up additional sub-contractors to use in this expense-reducing effort, and will begin outsourcing additional segments of production once capital funding allows it to take advantage of the economies of scale these opportunities offer the Company. The higher the quantity of parts we can subcontract to outside vendors, the better price per piece the Company will be able to negotiate with each vendor, lowering its cost of goods sold and raising its profit margin. Circuitry which is currently hand-made in-house, can be outsourced for robotic manufacture with an expected increase in accuracy and reliability, but the Company will need to have the ability to make a large quantity purchase commitment and cover up-front set-up costs to implement these plans. In all cases, the Company will retain control over production of the Perma-Tune product line and its trade secrets by manufacturing the key components itself.

General and Administrative (G & A) expenses were $34,438 and $36,737 in the first quarters of 2003 and 2002, respectively. As a percentage of sales, G & A expenses decreased to 50% from 58.7%. The figures for both 2003 and 2002 are unusually high by percentage. The major components of this atypical result are extra salaries and wages (with related payroll taxes) for Company personnel to carry out research and development work, and the internal costs associated with being a fully reporting company. These expenses have been reigned in by changing to a more cost-effective accounting firm, as well as having in-house personnel author and edit SEC filings for review by the Company's attorney.

Interest expenses decreased from $2,615 in the first quarter of 2002 to $1,151 in the first quarter of 2003. This decrease reflects the payment of interest associated with agreements with the Company's previous accountants to allow the Company to pay its outstanding balances as revenue became available from the collection of normal accounts receivable. Third-party debt levels have been reduced in the first quarter of 2003. The Company has paid off outstanding balances with its attorneys, and in addition to making substantial headway in paying off its remaining balance for accounting services, the Company made the decision to change accounting firms in May, 2003 in order to reduce future expenditures on financial reviews and audits. This change in audit firms was reported via a Form 8-K in May, 2003.

The Company showed a small net profit in the first quarter of 2003, but incurred a net loss for the first quarter of 2002. The Company has a $343,946 net operating loss carry-forward, so there was no income tax liability for either quarter. This net operating loss carry-forward will be offset against future income through years ended December 31, 2011 through 2022. The majority of this net operating loss carry-forward, $286,250, has occurred in the last five years. This was the direct result of increased R&D expenses for developing new products as well as the costs associated with the public offering that took place.

As of March 31, 2003, the Company's accumulated losses were $343,946.

LIQUIDITY AND CAPITAL RESOURCES

For the quarter ended March 31, 2003 the Company generated net income of $3,592 from its operations. In prior years, the Company has typically had net losses. Consequently, the Company has been dependent on private placements of its equity securities and debt financing to fund its cash requirements, as well as revenues provided by the normal operations of Perma-Tune.

On March 12, 2003 the Company renewed its $25,000 line of credit with The American National Bank of Texas in Wylie. The note is collateralized by the Company's accounts receivable, inventory and equipment, with an initial interest rate of 7.75%. Interest is variable, based on the Prime Rate plus 3%. Accrued interest is payable monthly, and the maturity date is September 12, 2003. For the period ended March 31, 2003, the principal balance owed on this line of credit was $22,800, with an interest rate of 7.75%.

On December 8, 1997, the Company issued an offering circular for 125,000 units priced at $2.00 per unit. Each unit entitled the investor to one share of common stock and three stock purchase warrants. Each warrant entitled the holder to purchase one share of stock for $2.00. The warrants expire on December 31, 2003. At December 31, 2002, there were 348,000 warrants outstanding.

Proceeds from the exercise of warrants are planned to fund production tooling and start up costs of the Honda and Toyota products lines. The Company plans to manufacture the required tooling estimated at $35,000 in materials and 560 man hours. There may be other costs associated with attaining the California Air Resources Board certification for the Honda, Toyota and late model Porsche Product lines.

As of March 31, 2003 the Company's cash reserves totaled $3,642 and total current assets were $41,242. The Company is continuing production and sales efforts as well as further research and development and has just recently begun to break even in terms of both cash flow and profitability. For the remainder of 2003 and into 2004, the Company has no long-term commitments but expects to incur additional costs for research and development. It also expects to expand its sales and marketing effort. These efforts could significantly increase demand for the Company's products beyond the Company's current production capacity. While the Company believes it can increase its production capacity to meet sales demand, significant additional capital could be required to meet expansion requirements.

Inventory at March 31, 2003 was $33,611. Inventory at December 31, 2002 was $34,447.

The Company presently has an outstanding loan payable on demand to Terry Taylor, a stockholder. Principal balance as of March 31, 2003 is $40,000. The loan bears an interest rate of 10%. Interest is payable quarterly. The loan is secured by inventory.

The Company also presently has an outstanding loan payable on demand to Lonnie Lenarduzzi and Linda Decker, stockholders and directors. Principal balance as of March 31, 2003 is $20,000. The loan bears an interest rate of 10%, and is unsecured. The note is due June 28, 2004, with the option to renew the term for an additional year.

The Company's working capital ratio was 0.34 in the first quarter of 2003, compared with 0.5 in the first quarter of 2002. The Company will retire accounts payable from income generated by normal operations. It has agreements with its former accounting firm to pay them as funding becomes available.

The Company's inventory turnover ratios were .61 and .71 for first quarter 2002 and 2003, respectively, improving slightly.

The Company's accounts receivable turnover ratios were 29 days and 5 days for the first quarters of 2002 and 2003, respectively. This improvement is attributable to the increase in customers paying by advance wire transfer or COD terms. The Company continues to manage its accounts receivable very effectively, collecting monies due within the terms offered to its customers.

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

Without additional capital funding, the Company believes it can operate at its current level of liquidity for twelve to twenty-four months. However, it hopes to obtain short-term funding until operations are ramped up, creating the profitability that will improve its liquidity position. The Company is currently in discussions with several parties regarding a possible merger, acquisition or stock sale. There is no assurance that any of the current discussions will be finalized. In the event that an agreement is reached, this will likely have a significant impact on shareholders.

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

PART II - OTHER INFORMATION

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

a)     Exhibits

99.1 Certification Pursuant to 18.U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2 Certification Pursuant to 18.U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

b) Reports on Form 8-K

On May 8, 2003, the Registrant filed a report on Form 8-K relating to changes in the Registrant's Certifying Accountant.




                                      SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


PERMA-TUNE ELECTRONICS, INC.

Date: May 14, 2003
By: /s/ Linda Decker_
     ------------------
    Linda Decker
    Chief Financial Officer

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

Dated: May 14, 2003

By: /s/ Lonnie Lenarduzzi
        -----------------
Lonnie Lenarduzzi
Chief Executive Officer

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

Dated: May 14, 2003

By: /s/ Linda Decker
        ------------
Linda Decker
Chief Financial Officer

Exhibit 99.1

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                                   PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                 SECTION 906 OF TEHE SARBANES-OXLEY ACT OF 2002


I, Lonnie Lenarduzzi, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of Perma-Tune Electronics, Inc. on Form 10-QSB for the quarterly period ended March 31, 2003 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Form 10-QSB fairly presents in all material respects the financial condition and results of operations of Perma-Tune Electronics, Inc.


                              By: /s/ Lonnie Lenarduzzi
                                -----------------------
                              Name: Lonnie Lenarduzzi
                              Title: Chief Executive Officer
                              May 14, 2003

Exhibit 99.2

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER
                                   PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                 SECTION 906 OF TEHE SARBANES-OXLEY ACT OF 2002


I, Linda Decker, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of Perma-Tune Electronics, Inc. on Form 10-QSB for the quarterly period ended March 31, 2003 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Form 10-QSB fairly presents in all material respects the financial condition and results of operations of Perma-Tune Electronics, Inc.

                              By: /s/ Linda Decker
                                ------------------
                              Name: Linda Decker
                              Title: Chief Executive Officer
                              May 14, 2003