Form 10QSB
period 2003-06-30
PERMA TUNE ELECTRONICS INC
filed 2003-08-19
CIK 1074663

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                  For the quarterly period ended June 30, 2003

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


                 199 TRADE ZONE DRIVE, RONKONKOMA, NEW YORK 11779
                 ----------------------------------------------
                    (Address of principal executive offices)

                                  (631) 981-2023
                                  --------------
                           (Issuer's telephone number)

                 111 South Birmingham Street, Wylie, Texas 75098
                ----------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                                   Yes XX      No:

As of June 30, 2003, 2,322,700 shares of Common Stock of the issuer were outstanding.


                                    PERMA-TUNE ELECTRONICS, INC.
                                     CONDENSED BALANCE SHEET



                                                                  JUNE 30,     DECEMBER 31,
                                                                    2003          2002
     ASSETS                                                     (UNAUDITED)      (NOTE)
--------------                                                  -----------   --------------
Current assets:
  Cash and cash equivalents                                     $       6,608   $       -
  Accounts receivable, net                                             14,921      12,098
  Inventory                                                            34,314      34,447
  Other current assets                                                    369         529
                                                                --------------  ----------

    Total current assets                                               56,212      47,074

Property and equipment, net                                             1,834       3,334
                                                                --------------  ----------

      Total assets                                              $      58,046   $  50,408
                                                                ==============  ==========


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
-------------------------------------------------

Current liabilities:
  Line of credit                                                $      22,824   $  22,800
  Accounts payable                                                     45,775      44,413
  Accrued expenses                                                      5,662       5,767
  Notes payable to stockholders                                        60,000      60,000
                                                                --------------  ----------

    Total current liabilities                                         134,261     132,980
                                                                --------------  ----------


Commitments and contingencies

Stockholders' equity (deficit):
  Common stock; no par value;  50,000,000 shares
    authorized; 2,322,700 shares issued and
    outstanding                                                       264,966     264,966
  Accumulated deficit                                                (341,181)   (347,538)
                                                                --------------  ----------

    Total stockholders' equity (deficit)                              (76,215)    (82,572)
                                                                --------------  ----------

      Total liabilities and stockholders' equity                $      58,046   $  50,408
                                                                ==============  ==========


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


                             PERMA-TUNE ELECTRONICS, INC.
                     UNAUDITED CONDENSED STATEMENT OF OPERATIONS


                                           THREE MONTHS ENDED         SIX MONTHS ENDED
                                                JUNE 30,                 JUNE 30,
                                        ------------------------  ------------------------
                                           2003         2002         2003         2002
                                        -----------  -----------  -----------  -----------
Sales, net                              $   89,554   $   64,538   $  158,090   $  127,101
Cost of goods sold                          33,879       28,499       57,909       50,822
                                        -----------  -----------  -----------  -----------

  Gross profit                              55,675       36,039      100,181       76,279
                                        -----------  -----------  -----------  -----------

Operating expenses:
  General and administrative expenses       42,903       29,212       77,341       65,949
  Legal and professional                     6,849       31,074       11,424       36,262
  Depreciation                                 750          841        1,500        1,682
                                        -----------  -----------  -----------  -----------

    Operating expenses, net                 50,502       61,127       90,265      103,893
                                        -----------  -----------  -----------  -----------

    Income (loss) from operations            5,173      (25,088)       9,916      (27,614)

Interest expense                            (2,408)      (1,465)      (3,559)      (4,080)
                                        -----------  -----------  -----------  -----------

Net income (loss)                       $    2,765   $  (26,553)  $    6,357   $  (31,694)
                                        ===========  ===========  ===========  ===========

Net income (loss) per share-basic and
  diluted                               $     0.00   $    (0.01)  $     0.00   $    (0.01)
                                        ===========  ===========  ===========  ===========

Weighted average shares outstanding      2,322,700    2,312,700    2,322,700    2,312,700
                                        ===========  ===========  ===========  ===========


                 The accompanying notes are an integral part of
                these unaudited condensed financial statements.


                         PERMA-TUNE ELECTRONICS, INC.
                   CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 2003


                                         COMMON  STOCK    ACCUMULATED
                                       SHARES     AMOUNT    DEFICIT      TOTAL
                                      ---------  --------  ----------  ---------
Balance at December 31, 2002          2,322,700  $264,966  $(347,538)  $(82,572)

Net income                                    -         -      6,357      6,357
                                      ---------  --------  ----------  ---------

Balance at June 30, 2003 (unaudited)  2,322,700  $264,966  $(341,181)  $(76,215)
                                      =========  ========  ==========  =========



                  The accompanying notes are an integral part
               of these unaudited condensed financial statements.


                      PERMA-TUNE ELECTRONICS, INC.
              UNAUDITED CONDENSED STATEMENT OF CASH FLOWS


                                                               SIX MONTHS ENDED
                                                                   JUNE 30,
                                                              -------------------
                                                                2003      2002
                                                              --------  ---------
Cash flows from operating activities:
  Net income (loss)                                           $ 6,357   $(31,694)
  Adjustment to reconcile net income (loss) to net cash
    used in operating activities:
    Depreciation expense                                        1,500      1,682
    Changes in operating assets and liabilities:
      Accounts receivable                                      (2,823)     2,446
      Inventory                                                   133     (2,556)
      Other assets                                                160          -
      Accounts payable and accrued expenses                     1,257     27,109
                                                              --------  ---------

        Net cash provided by (used in) operating activities     6,584     (3,013)
                                                              --------  ---------

Cash flows from financing activities:
  Proceeds from stockholder advances                                -     20,000
  Line of credit, net                                              24      2,000
                                                              --------  ---------

        Net cash provided by financing activities                  24     22,000
                                                              --------  ---------

Net increase (decrease) in cash and cash equivalents            6,608     18,987

Cash and cash equivalents, beginning of period                      -        811
                                                              --------  ---------

Cash and cash equivalents, end of period                      $ 6,608   $ 19,798
                                                              ========  =========


Supplemental cash flow information:

  Cash paid for interest                                      $ 3,559   $  3,615
                                                              ========  =========

  Cash paid for income taxes                                  $     -   $      -
                                                              ========  =========



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

The Company has introduced new products, has updated its extensive website and has reduced its operating losses. The Company has reduced legal and accounting costs, but still carries debt for services related to these items accrued in the last 40 months. Significant progress has been made to reduce these obligations.

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

The Company intended to test the new Lamborghini Jalpa and Countach product line using its newly acquired, in-car gravitational force dynamometer ("G meter")in the second quarter of 2003.

The G-Tech brand Competition model G meter will be used to test the performance of the Plasma Ignition against the Coilless Perma-Tune, conventional Perma-Tune and the stock factory ignition. The testing will be performed by volunteer Lamborghini drivers.

The Company could not perform the Lamborghini Jalpa and Countach product line test during the 2nd quarter as planned. The software for the G-Tech in-car dynamometer was not made available by the G-Tech company as promised. This software is required to record the test results to a computer for analysis of the test results. G-Tech has stated that the software will be available in August of 2003. The testing will proceed as planned when the software is available.

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

Clarke Energy has indicated that the testing of the Plasma Drive in their exhaust afterburner has been delayed. The delay was caused by the serious illness of the chief design engineer that was to carry out the test. The engineer has since recovered and the testing is expected to begin in the 3rd quarter of 2003 with test results expected in the 4th quarter of 2003.


MARKETING STRATEGY

Until it is financially able to put a public relations firm on retainer, the Company will continue its current marketing strategy of conducting sales training missions to its wholesale distributors, continuing to improve and expand its website, and making low-cost postcard mailings to alert distributors to new product offerings. The Company now provides its warehouse distributors with compact disks containing information on all of its product offerings in a format that distributors can use to promote the Company's products in their advertising and catalogs. The Company has continued to increase export sales as a result of efforts by its new distributors. The Company's Internet site has been instrumental in those sales and the Company is cultivating more contacts in Europe. The Company has been told that publication of the FVD Worldwide catalogue has been delayed. It is now expected to be released in the fourth quarter of 2003. The Company continues to ship Plasma Ignition components to race car engine builders. Independent dynamometer testing is being carried out on the new components. Comparisons between the Perma-Tune product and the Company's competitors will be performed.

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

COMPARISON OF OPERATING RESULTS

Quarter Ended June 30, 2003 Compared to the Quarter Ended June 30, 2002
-------------------------------------------------------------------------

In the second quarter of 2003, the Company experienced a 39% sales growth as gross sales increased from $64,538 in the second quarter of 2002 to $89,554 in the second quarter of 2003.

Gross profit in the second quarter of 2003 was $55,675 compared to $36,039 in the second quarter of 2002. As a percentage of sales, gross profit increased in the second quarter of 2003 to 62% from 56% in the second quarter of 2002. The Company has begun sub-contracting some labor-intensive operations to increase its gross profit margin and to allow for rapid growth. The Company believes it can further improve its profit margin, as it has lined up additional sub-contractors to use in this expense-reducing effort, and will begin outsourcing additional segments of production once capital funding allows it to take advantage of the economies of scale these opportunities offer the Company. The higher the quantity of parts we can subcontract to outside vendors, the better price per piece the Company will be able to negotiate with each vendor, lowering its cost of goods sold and raising its profit margin. Circuitry which is currently hand-made in-house, can be outsourced for robotic manufacture with an expected increase in accuracy and reliability, but the Company will need to have the ability to make a large quantity purchase commitment and cover up-front set-up costs to implement these plans. In all cases, the Company will retain control over production of the Perma-Tune product line and its trade secrets by manufacturing the key components itself.

General and Administrative (G & A) expenses were $42,903 and $29,212 in the second quarters of 2003 and 2002, respectively. As a percentage of sales, G & A expenses increased to 48% from 45%. The figures for both 2003 and 2002 are unusually high by percentage. The major components of this atypical result are extra salaries and wages (with related payroll taxes) for Company personnel to carry out research and development work, and the internal costs associated with being a fully reporting company. These expenses have been reigned in by changing to a more cost-effective accounting firm, as well as having in-house personnel author and edit SEC filings for review by the Company's attorney.

Interest expenses increased from $1,465 in the second quarter of 2002 to $2,408 in the second quarter of 2003. This increase reflects the accumulation of interest associated with agreements with the Company's previous accountants to allow the Company to pay its outstanding balances as revenue became available from the collection of normal accounts receivable. Third-party debt levels have increased in the second quarter of 2003. The Company made the decision to change accounting firms in May, 2003 in order to reduce future expenditures on financial reviews and audits. This change in audit firms was reported via a Form 8-K in May, 2003.

The Company showed a small net profit in the second quarter of 2003, but incurred a net loss for the second quarter of 2002. The Company has a $341,181 net operating loss carry-forward, so there was no income tax liability for either quarter. This net operating loss carry-forward will be offset against future income through years ended December 31, 2011 through 2022. The majority of this net operating loss carry-forward, $286,250, has occurred in the last five years. This was the direct result of increased R&D expenses for developing new products as well as the costs associated with the public offering that took place.

As of June 30, 2003, the Company's accumulated losses were $341,181.

LIQUIDITY AND CAPITAL RESOURCES

For the quarter ended June 30, 2003, the Company generated net income of $5,173 from its operations. In prior years, the Company has typically had net losses. Consequently, the Company has been dependent on private placements of its equity securities and debt financing to fund its cash requirements, as well as revenues provided by the normal operations of Perma-Tune.

On March 12, 2003, the Company renewed its $25,000 line of credit with The American National Bank of Texas in Wylie. The note is collateralized by the Company's accounts receivable, inventory and equipment, with an initial interest rate of 7.75%. Interest is variable, based on the Prime Rate plus 3%. Accrued interest is payable monthly, and the maturity date is September 12, 2003. For the period ended June 30, 2003, the principal balance owed on this line of credit was $22,824, with an interest rate of 7.75%.

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

As of June 30, 2003 the Company's cash reserves totaled $6,608 and total current assets were $56,212. The Company is continuing production and sales efforts as well as further research and development and has just recently begun to break even in terms of both cash flow and profitability. For the remainder of 2003 and into 2004, the Company has no long-term commitments but expects to incur additional costs for research and development. It also expects to expand its sales and marketing effort. These efforts could significantly increase demand for the Company's products beyond the Company's current production capacity. While the Company believes it can increase its production capacity to meet sales demand, significant additional capital could be required to meet expansion requirements.

Inventory at June 30, 2003 was $34,314. Inventory at December 31, 2002 was $34,447.

The Company presently has an outstanding loan payable on demand to Terry Taylor, a stockholder. Principal balance as of June 30, 2003 is $40,000. The loan bears an interest rate of 10%. Interest is payable quarterly. The loan is secured by inventory.

The Company also presently has an outstanding loan payable on demand to Lonnie Lenarduzzi and Linda Decker, stockholders and directors. Principal balance as of June 30, 2003 is $20,000. The loan bears an interest rate of 10%, and is unsecured. The note is due June 28, 2004, with the option to renew the term for an additional year.

The Company's working capital ratio was 0.42 in the second quarter of 2003, compared with 0.52 in the second quarter of 2002. The Company will retire accounts payable from income generated by normal operations. It has agreements with its former accounting firm to pay them as funding becomes available.

The Company's inventory turnover ratios were 2.8 and 3.4 for the second quarter 2002 and 2003, respectively, improving slightly.

The Company's accounts receivable turnover ratios were 20 days and 17 days for the second quarters of 2002 and 2003, respectively. This improvement is attributable to the increase in customers paying by advance wire transfer or COD terms. The Company continues to manage its accounts receivable very effectively, collecting monies due within the terms offered to its customers.

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

Without additional capital funding, the Company believes it can operate at its current level of liquidity for twelve to twenty-four months. However, it hopes to obtain short-term funding until operations are ramped up, creating the profitability that will improve its liquidity position. The Company recently completed a reverse merger transaction as discussed below in Subsequent Event.

SUBSEQUENT EVENT

     On July 21, 2003, the Registrant acquired 100% of the issued and outstanding shares of Trans Max Technologies, Inc., a Florida corporation, ("Trans Max") in exchange for 15,177,300 shares of the Registrant's common stock. As a result of the acquisition of Trans Max, the control of the Registrant shifted to the former shareholders of Trans Max. The following individuals will exercise control of the Registrant.

     Name                    No.  of  shares                    Percentage
     ----                    ---------------                     ----------
Colonel  Robert  Fyn              5,312,055                        30.4%
Murray  H.  Stark                 5,312,055                        30.4%
Peter  Merganthaler               2,276,595                        13.0%
Garth  S.  Bailey                 2,276,595                        13.0%

     Following the Share Exchange there are 17,500,000 shares of the Registrant's common stock outstanding. The Registrant entered into this transaction due to financing commitments made by Trans Max and its shareholders.

The business of Perma-Tune Electronics, Inc. will remain the business of the Registrant.

As a result of the acquisition of Trans Max, the Registrant will be changing its name from Perma-Tune Electronics, Inc. to Trans Max Technologies, Inc. In addition, Lonnie Lenarduzzi resigned as the Registrant's President, Chief Executive Officer and Director, Linda Decker resigned as Secretary, Chief Financial Officer, and Director and the following persons resigned as directors:
Larrie Lenarduzzi, Wayne Robertson, and Harold "Red" Smith. Peter Mergenthaler was appointed a director and the Chief Executive Officer.

In addition to entering into the share exchange agreement with Trans Max, the Registrant entered into a two year employment agreement with Paul Cervino to serve as the Registrant's Chief Financial Officer. Pursuant to the employment agreement, Mr. Cervino will receive a base salary of $125,000 which may be increased during the term of the agreement as well as a car allowance of $750. In addition, Mr. Cervino earns 10,417 shares of the Registrant's common stock for each month of service until such time as he receives an aggregate of 250,000 shares of common stock. If the Registrant fails to renew the contract other than for cause, Mr. Cervino would be entitled to three months of compensation at the rate in effect at the time of non-renewal.

Trans Max, the Registrant's wholly-owned subsidiary, entered into employment agreements with Lonnie Lenarduzzi, Linda Decker and Randy Knapp.

Pursuant to the employment agreement with Lonnie Lenarduzzi, Mr. Lenarduzzi will receive a base salary of $90,000 per year for a period of thirty months to provide engineering and advisory services. In addition, Mr. Lenarduzzi receives a car allowance of $600 per month and 10,417 shares of the Registrant's common stock for each month of service until such time as Mr. Lenarduzzi receives an aggregate of 250,000 shares of common stock. Mr. Lenarduzzi received $25,000 for moving expenses and entered into a bonus agreement, whereby he and his wife, Linda Decker, will receive 25% of the appraised value of the Perma-Tune business after two years which shall be payable in cash, stock or a combination thereof with the mutual consent of the Registrant. If Trans Max fails to renew the contract other than for cause, Mr. Lenarduzzi would be entitled to three months of compensation at the rate in effect at the time of non-renewal.

Pursuant to the terms of the employment agreement with Linda Decker, Ms. Decker will provide business and financial services for a period of thirty months and receive a base salary of $60,000 per year. In addition, Ms. Decker receives 10,417 shares of the Registrant's common stock for each month of service until such time as Ms. Decker receives an aggregate of 250,000 shares of common stock. Ms. Decker entered into a bonus agreement as outlined above. If Trans Max fails to renew the contract other than for cause, Ms. Decker would be entitled to three months of compensation at the rate in effect at the time of non-renewal.


Pursuant to the terms of the employment agreement with Randy Knapp, Mr. Knapp shall serve as the Operations Manager and shall receive a base salary of $78,000 per year for a period of thirty months. Mr. Knapp received moving expenses in connection with the employment agreement and receives 3,125 shares of the Registrant's common stock until such time as an aggregate of 75,000 shares are received. If Trans Max fails to renew the contract other than for cause, Mr. Knapp would be entitled to three months of compensation at the rate in effect at the time of non-renewal.


The  change  in  control  was  reported  via  a  Form  8-K  in  August,  2003.


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

ITEM 1: Legal Proceedings

None.

PART II - OTHER INFORMATION

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

a)     Exhibits


10.1 Employment agreement between Lonnie Lenarduzzi and Trans Max Technologies, Inc.

10.2     Employment agreement between Linda Decker and Trans Max Technologies,
Inc.

10.3     Employment agreement between Randy Knapp and Trans Max Technologies,
Inc.

10.4     Employment agreement between Paul M. Cervino and Perma-Tune
Electronics, Inc.

10.5 Bonus agreement between Lonnie Lenarduzzi, Linda Decker and Trans Max Technologies, Inc.

99.1 Certification Pursuant to 18.U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2 Certification Pursuant to 18.U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


b) Reports on Form 8-K

On May 8, 2003, the Registrant filed a report on Form 8-K relating to changes in the Registrant's Certifying Accountant.

On August 14, 2003, the Registrant filed a report on Form 8-K relating to a change in control.




                                      SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


PERMA-TUNE ELECTRONICS, INC.

Date: August 19, 2003
By: /s/ Linda Decker_
     ------------------
    Linda Decker
    Former Chief Financial Officer

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

Dated: August 19, 2003

By: /s/ Lonnie Lenarduzzi
        -----------------
Lonnie Lenarduzzi
Former Chief Executive Officer

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

Dated: August 19, 2003

By: /s/ Linda Decker
        ------------
Linda Decker
Former Chief Financial Officer