Form 10QSB
period 2003-09-30
PERMA TUNE ELECTRONICS INC
filed 2003-11-12
CIK 1074663

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                  For the quarterly period ended September 30, 2003

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


                 199 TRADE ZONE DRIVE, RONKONKOMA, NEW YORK 11779
                 ------------------------------------------------
                    (Address of principal executive offices)

                                  (631) 981-2023
                                  --------------
                           (Issuer's telephone number)


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

                                   Yes XX      No:

As of November 12, 2003, 17,702,079 shares of Common Stock of the issuer were outstanding.



                                    PERMA-TUNE ELECTRONICS, INC.
                                     CONDENSED BALANCE SHEET



                                                         SEPTEMBER 30,    DECEMBER 31,
                                                             2003             2002
ASSETS                                                    (UNAUDITED)        (NOTE)
----------------                                         -------------   -------------

Current assets:
  Cash and cash equivalents                                   $ 32,222    $        -
  Accounts receivable, net                                       9,785        12,098
  Inventory                                                     39,381        34,447
  Other current assets                                         130,369           529
                                                          --------------  ------------
    Total current assets                                       211,757        47,074

Property and equipment, net                                     16,928         3,334
                                                          --------------  ------------
      Total assets                                            $228,685    $   50,408
                                                          ==============  ============


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
---------------------------------------------------

Current liabilities:
  Line of credit                                              $ 22,824    $   22,800
  Accounts payable                                              50,374        44,413
  Accrued expenses                                              13,040         5,767
  Notes payable to stockholders                                 60,000        60,000
                                                           --------------  ----------
    Total current liabilities                                  146,238       132,980
                                                           --------------  ----------


Commitments and contingencies

Stockholders' equity (deficit):
  Common stock; no par value;  50,000,000 shares
    authorized; 17,633,331 and 2,322,700 shares,
    respectively, issued and outstanding                       549,132       264,966
  Accumulated deficit                                         (466,685)     (347,538)
                                                           --------------  ----------
    Total stockholders' equity (deficit)                        82,447       (82,572)
                                                           --------------  ----------

      Total liabilities and stockholders' equity              $228,685    $   50,408
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



                             PERMA-TUNE ELECTRONICS, INC.
                     UNAUDITED CONDENSED STATEMENT OF OPERATIONS


                                       THREE MONTHS ENDED        NINE MONTHS ENDED
                                          SEPTEMBER 30,             SEPTEMBER 30,
                                    ------------------------  ------------------------
                                        2003         2002         2003         2002
                                    -----------  -----------  -----------  -----------

Sales, net                          $   47,280   $   88,424   $  205,370   $  215,525
Cost of goods sold                      36,771       31,597       94,680       82,419
                                    -----------  -----------  -----------  -----------
  Gross profit                          10,509       56,827      110,690      133,106
                                    -----------  -----------  -----------  -----------

Operating expenses:
  General and administrative
    expenses                           132,594       35,884      221,359      138,095
  Depreciation                           1,074          841        2,574        2,523
                                    -----------  -----------  -----------  -----------
    Operating expenses, net            133,668       36,725      223,933      140,618
                                    -----------  -----------  -----------  -----------

    (Loss)income from operations      (123,159)      20,102     (113,243)      (7,512)

Interest expense                        (2,345)      (3,696)      (5,904)      (7,776)
                                    -----------  -----------  -----------  -----------

Net (loss) income                   $ (125,504)  $   16,406   $ (119,147)  $  (15,288)
                                    ===========  ===========  ===========  ===========

Net (loss) income per share-basic
  and diluted                       $    (0.01)  $     0.01   $    (0.02)  $    (0.01)
                                    ===========  ===========  ===========  ===========

Weighted average shares
  outstanding                       14,241,438    2,312,700    6,339,271    2,312,700
                                    ===========  ===========  ===========  ===========

                 The accompanying notes are an integral part of
                these unaudited condensed financial statements.


                         PERMA-TUNE ELECTRONICS, INC.
                   CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003


                                          COMMON STOCK   ACCUMULATED
                                      SHARES     AMOUNT    DEFICIT      TOTAL
                                   -----------  --------  ----------  ---------

Balance at December 31, 2002          2,322,700  $264,966  $(347,538)  $(82,572)

Effect of reverse merger             15,177,300   277,500          -     277,500

Shares issued for services               75,000     3,750          -       3,750

Shares issued to employees
  for services                           58,331     2,916          -       2,916

Net (loss)                                    -         -   (119,147)  (119,147)
                                      ---------  --------  ----------  ---------

Balance at September 30, 2003
 (unaudited)                         17,633,331  $549,132  $(466,685)  $  82,447
                                    ===========  ========  ==========  =========



                  The accompanying notes are an integral part
               of these unaudited condensed financial statements.


                      PERMA-TUNE ELECTRONICS, INC.
              UNAUDITED CONDENSED STATEMENT OF CASH FLOWS


                                                                NINE MONTHS ENDED
                                                                   SEPTEMBER 30,
                                                              ---------------------
                                                                 2003       2002
                                                              ----------  ---------

Cash flows from operating activities:
  Net (loss)                                                  $(119,147)  $(15,288)
  Adjustment to reconcile net (loss) to net cash
    used in operating activities:
    Depreciation expense                                          2,574      2,523
    Common Stock issued for services                              6,666          -
    Changes in operating assets and liabilities:
      Accounts receivable                                         2,313    (13,012)
      Inventory                                                  (4,934)       279
      Other assets                                             (129,840)         -
      Accounts payable and accrued expenses                      13,234      8,411
                                                              ----------  ---------
        Net cash (used in) operating activities                (229,134)   (17,087)
                                                              ----------  ---------
Cash flows from investing activities:
  Purchases of property and equipment                           (16,168)         -
                                                              ----------  ---------
        Net cash (used in) investing activities                 (16,168)         -
                                                              ----------  ---------

Cash flows from financing activities:
  Proceeds from stockholder advances                                  -     20,000
  Line of credit, net                                                24      2,000
  Additional capital contributed                                277,500          -
                                                              ----------  ---------
        Net cash provided by financing activities               277,524     22,000
                                                              ----------  ---------

Net increase in cash and cash equivalents                        32,222      4,913

Cash and cash equivalents, beginning of period                        -        811
                                                              ----------  ---------

Cash and cash equivalents, end of period                      $  32,222   $  5,724
                                                              ==========  =========


Supplemental cash flow information:

  Cash paid for interest                                      $   4,904   $  7,776
                                                              ==========  =========

  Cash paid for income taxes                                  $       -   $      -
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

3.   REVERSE MERGER
     --------------

On July 21, 2003 the Company acquired 100% of the issued and outstanding stock of Trans Max Technologies, Inc. ("Trans Max") a Florida corporation, in exchange for 15,177,300 shares of the Company's common stock. As a result of this acquisition, the control of the Company shifted to the former shareholders of Trans Max and this transaction was treated as a reverse merger. In addition, the former shareholders of Trans Max, who have become the Company's majority stockholders, contributed additional capital to the Company of $277,500 during the third quarter of 2003.

4.  OTHER ASSETS
    ------------

Included in other assets at September 30, 2003 is a $130,000 deposit for a building the Company expects to purchase and use for its operations.


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

The Company has introduced new products, updated its extensive website and strengthened executive management. Management believes it is continuing to see the benefits of taking advantage of the infrastructure improvements it has made (implementation of fully integrated manufacturing/data base accounting software, the dedication of an officer to finance and SEC compliance, marketing planning, and outsourcing of certain manufacturing functions).

The Company has focused on expanding its existing product lines, on concentrating its efforts on streamlining and increasing the production of its existing product lines in order to eliminate backorders for Porsche products, on introducing a new line of spark plug wire sets for Porsche cars, and on introducing a new product line for late model Porsche cars.


NEW PRODUCTS

The development of the Plasma Drive for the 2000, 2001 and 2002 model year Honda is complete. Testing of the new Honda product line is expected to begin soon to pursue dyno testing and CARB certification. Development of the Toyota and domestic product lines were rescheduled for the third and fourth quarters of 2003 respectively.

The Company recently purchased an in-car gravitational force dynamometer, the competition model G-Meter from G-Tech. In the third quarter of 2003, G-Tech made its software available. Testing of the Lamborghini Jalpa and Countach product line using the G-Tech is planned to begin in the fourth quarter of 2003. A sample Jalpa unit has been sent to Europe for track testing and the results have been favorable. The Company's web site will be modified to accommodate the Lamborghini product line and its accompanying product information in the fourth quarter of 2003.

The Company continues to find new uses for its Plasma Drive Ignition system. Clarke Energy has begun testing the unit they purchased in the second quarter of 2003 during the third quarter. Florida Turbine has not completed their testing of the Plasma Drive as of the end of the third quarter. A major European company has expressed interest in the technology. They plan to test the Plasma Drive technology for possible use in a new product line. They have not disclosed the nature of the product line they are experimenting with, other than to say that it may go into mass production. A major U.S. manufacturer of agricultural machinery and vehicles has expressed interest in the Plasma Drive for a new product line.

The Company is now focusing its R&D efforts on customizing the Plasma Drive technology for late model, V8, domestic vehicles. The 2003 model year Ford Crown Victoria will be the first test vehicle in this new R&D effort. The first phase of the effort will attempt to prove that eight Plasma Drive units can be fitted to a V8 engine and be controlled by the vehicle engine control computer. A feedback simulation circuit will be used to ease the coupling of the Plasma Drive unit with the engine control computer.

Once the Plasma Drive units are fitted and working properly, the vehicle will be tested by an independent testing laboratory to document the improvement in fuel economy. This testing is expected to begin in the fourth quarter of 2003. The next phase of the R&D effort is scheduled to begin in the fourth quarter of 2003 and will focus on creating a true feedback circuit to complete the design. When this phase is complete, more testing will be done by an independent testing laboratory to document the improvement in fuel economy, performance and the reduction of emissions realized by the addition of the Plasma Drive technology to the vehicle.

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

The Company will exhibit its products at the Performance Racing Industry trade show that is being held at the beginning of December in Indianapolis.

Additionally, the Company has registered as an exhibitor at the Miami International Boat Show which will be held in February, 2004.


MANUFACTURING OVERVIEW

Management has prepared for rapid growth. The Company's manufacturing technique is flexible because of its modular design and it can respond easily to customer demand. Modules can be mass-produced and then assembled to meet additional customer orders. Production can be increased and new products introduced readily. Currently the Company is operating at a small percentage of its manufacturing capacity.

The Company expects to begin outsourcing the production of the circuit boards used in the entire product line. The outsourcing will reduce the direct labor hours of manufacturing the product line and will reduce the overall cost of goods sold. Outsourcing the circuit boards will allow the Company to increase production without hiring more employees and reduce overhead costs by reducing the number of production parts that must be stocked.

COMPARISON OF OPERATING RESULTS

Quarter Ended September 30, 2003 Compared to the Quarter Ended September 30,
-------------------------------------------------------------------------------
2002
-----

In the third quarter of 2003, the Company experienced a 47% decrease in sales as gross sales decreased from $88,424 in the third quarter of 2002 to $47,280 in the third quarter of 2003. This decrease was attributable to the disruption in manufacturing and sales caused by the Company's move from Texas to New York in the third quarter of 2003.

Gross profit in the third quarter of 2003 was $10,509 compared to $56,827 in the third quarter of 2002. As a percentage of sales, gross profit decreased in the third quarter of 2003 to 22% from 64% in the third quarter of 2002.

These results reflect not only a decrease in sales for the period, but an increase in expenses associated with the Company's move to New York, including higher compensation expenses for relocated employees.

The Company has begun sub-contracting some labor-intensive operations to increase its gross profit margin and to allow for rapid growth. The Company believes it can further improve its profit margin, as it has lined up additional sub-contractors to use in this expense-reducing effort, and will begin outsourcing additional segments of production once market demand allows it to take advantage of the economies of scale these opportunities offer the Company. The higher the quantity of parts we can subcontract to outside vendors, the better price per piece the Company will be able to negotiate with each vendor, lowering its cost of goods sold and raising its profit margin. Circuitry which is currently hand-made in-house, can be outsourced for robotic manufacture with an expected increase in accuracy and reliability, but the Company will need to make a large quantity purchase commitment and incur up-front set-up costs to implement these plans. In all cases, the Company will retain control over production of the Perma-Tune product line and its trade secrets by manufacturing the key components itself.

General and Administrative (G & A) expenses were $132,594 and $35,884 in the third quarters of 2003 and 2002, respectively. As a percentage of sales, G & A expenses increased to 280% from 41%. As stated, this highly atypical result was caused by the Company's move from Texas to New York because such a move disrupts sales and manufacturing, and entails numerous one-time expenses. Compensation expenses also increased with the addition of added management and increased compensation of relocated employees.

Interest expense decreased from $3,696 in the third quarter of 2002 to $2,345 in the third quarter of 2003. This decrease reflects progress made in satisfying the Company's interest-bearing debt associated with agreements with the Company's previous accountants to allow the Company to pay its outstanding balances as revenue became available from the collection of normal accounts receivable. Third-party debt levels have decreased in the third quarter of 2003.

The Company showed a net loss in the third quarter of 2003, but showed a small net profit for the third quarter of 2002. The Company has a $466,685 net operating loss carry-forward, so there was no income tax liability for either quarter. This net operating loss carry-forward will be offset against future income through years ended December 31, 2011 through 2022. The majority of this net operating loss carry-forward, $286,250, has occurred in the last five years. This was the direct result of increased R&D expenses for developing new products as well as the costs associated with the public offering of the Company's securities.

As of September 30, 2003, the Company's accumulated losses were $466,685.

Nine Months Ended September 30, 2003 Compared to the Nine Months Ended September
--------------------------------------------------------------------------------
30, 2002
--------

In the first nine months of 2003, the Company experienced a sales decrease as gross sales decreased from $215,525 in the first nine months of 2002 to $205,370 in the first nine months of 2003.

Gross profit in the first nine months of 2003 was $110,690 compared to $133,106 in the first nine months of 2002. As a percentage of sales, gross profit decreased in the first nine months of 2003 to 54% from 62% in the first nine months of 2002.

General and Administrative (G & A) expenses were $221,359 and $138,095 in the first nine months of 2003 and 2002, respectively. As a percentage of sales, G & A expenses increased to 108% from 64%. This highly atypical result was caused by the Company's move from Texas to New York because such a move disrupts sales and manufacturing, and entails numerous one-time expenses. Compensation expenses also increased with the addition of added management and increased compensation of relocated employees.

Interest expense decreased slightly from $7,776 in the first nine months of 2002 to $5,904 in the first nine months of 2003.

Research and development expenses were $0 in the first nine months of 2002 and $1,378 in the first nine months of 2003. This increase in R&D expenditures was due to preliminary work to develop a new application for the Plasma Drive.

LIQUIDITY AND CAPITAL RESOURCES

For the quarter ended September 30, 2003, the Company showed a net loss of $125,504. Consequently, the Company has been dependent on additional capital contributions and debt financing to fund its cash requirements, as well as revenues provided by the normal operations of Perma-Tune.

On September 12, 2003, the Company's $25,000 line of credit with The American National Bank of Texas in Wylie matured. The note was collateralized by the Company's accounts receivable, inventory and equipment, with an initial interest rate of 7.75%. Interest is variable, based on the Prime Rate plus 3%. Accrued interest is payable monthly. For the period ended September 30, 2003, the principal balance owed on this line of credit was $22,824. The Company is negotiating a repayment plan with the bank.

On December 8, 1997, the Company issued an offering circular for 125,000 units priced at $2.00 per unit. Each unit entitled the investor to one share of common stock and three stock purchase warrants. Each warrant entitled the holder to purchase one share of stock for $2.00. The warrants expire on December 31, 2003. At September 30, 2003, there were 348,000 warrants outstanding.

Proceeds from operations, debt funding or additional capital contributions are expected to fund production tooling and start up costs of the Honda and Toyota product lines. The Company plans to manufacture the required tooling estimated at $35,000 in materials and 560 man hours. There may be other costs associated with attaining the California Air Resources Board certification for the Honda, Toyota and late model Porsche product lines.

As of September 30, 2003 the Company's cash reserves totaled $32,222 and total current assets were $211,757. The Company is continuing production and sales efforts as well as further research and development. For the remainder of 2003 and into 2004, the Company has no long-term commitments but expects to incur additional costs for research and development. It also expects to expand its sales and marketing effort. These efforts could significantly increase demand for the Company's products beyond the Company's current production capacity. While the Company believes it can increase its production capacity to meet sales demand, additional capital could be required to meet expansion requirements.

Inventory at September 30, 2003 was $39,381. Inventory at December 31, 2002 was $34,447. Other current assets primarily represent a deposit made toward the purchase of a building in which the Company will operate.

The Company presently has an outstanding loan payable on demand to Terry Taylor, a stockholder. Principal balance as of September 30, 2003 is $40,000. The loan bears an interest rate of 10%. Interest is payable quarterly. The loan is secured by inventory.

The Company also presently has an outstanding loan payable on demand to Lonnie Lenarduzzi and Linda Decker, stockholders and former directors. Principal balance as of September 30, 2003 is $20,000. The loan bears an interest rate of 10%, and is unsecured. The note is due June 28, 2004, with the option to renew the term for an additional year.

The Company's working capital ratio was 1.45 in the third quarter of 2003, compared with 0.59 in the third quarter of 2002. The Company will retire accounts payable from income generated by normal operations. It has agreements with its former accounting firm to pay them as funding becomes available.

The Company's inventory turnover ratios were 2.46 and 2.4 for the third quarter 2002 and 2003, respectively.

The Company's accounts receivable turnover ratios were 36 days and 13 days for the third quarters of 2002 and 2003, respectively. This improvement is attributable to the increase in customers paying by advance wire transfer or COD terms. The Company continues to manage its accounts receivable very effectively, collecting monies due within the terms offered to its customers.

The former shareholders of Trans Max, who have become the Company's majority stockholders, contributed additional paid-in-capital of $277,500 in the third quarter, and the Company may require additional capital. There can be no assurance that any new capital would be available to the Company or that adequate funds for the Company's operations, whether from the Company's revenues, financial markets, or other arrangements will be available when needed or on terms satisfactory to the Company. The Company has no commitments from officers, directors or affiliates to provide funding. The failure of the Company to obtain adequate additional financing may require the Company to delay, curtail or scale back some or all of its research and development programs, sales and marketing efforts, and manufacturing operations. Any additional financing may involve dilution to the Company's then-existing shareholders.

Without additional capital funding, the Company believes it can operate at its current level of liquidity for twelve to twenty-four months. However, it hopes to obtain short-term funding until operations are ramped up, creating the profitability that will improve its liquidity position. The Company recently completed a reverse merger transaction as discussed below.

REVERSE MERGER

On July 21, 2003, the Registrant acquired 100% of the issued and outstanding shares of Trans Max Technologies, Inc., a Florida corporation, ("Trans Max") in exchange for 15,177,300 shares of the Registrant's common stock. As a result of the acquisition of Trans Max, the control of the Registrant shifted to the former shareholders of Trans Max. The following individuals exercise control of the Registrant.

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

Following the Share Exchange there were 17,500,000 shares of the Registrant's common stock outstanding. The change in control was reported via a Form 8-K in August, 2003. The business of Perma-Tune Electronics, Inc. will remain the business of the Registrant.

As a result of the acquisition of Trans Max, the Registrant will be changing its name from Perma-Tune Electronics, Inc. to Trans Max Technologies, Inc. In addition, Lonnie Lenarduzzi resigned as the Registrant's President, Chief Executive Officer and Director, Linda Decker resigned as Secretary, Chief Financial Officer, and Director and the following persons resigned as directors:
Larrie Lenarduzzi, Wayne Robertson, and Harold "Red" Smith. Peter Mergenthaler was appointed as director and the Chief Executive Officer. Paul M. Cervino has been appointed as the Chief Financial Officer of the Company.

ITEM 3. EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. Our chief executive officer and our chief financial officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report (the "Evaluation Date"), have concluded that as of the Evaluation Date, our disclosure controls and procedures were adequate and designed to ensure that material information relating to us and our consolidated subsidiaries would be made known to them by others within those entities.

(b) Changes in internal control over financial reporting. There were no significant changes in our internal control over financial reporting during our most recent fiscal quarter that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Changes in Securities and Use of Proceeds

a.     None.
b.     None.
c.

On July 21, 2003, the Registrant issued 15,177,300 shares of the Registrant's common stock in consideration for 100% of the issued and outstanding shares of Trans Max Technologies, Inc. in connection with a Share Exchange Agreement. The transaction was exempt from registration pursuant to Rule 506 of Regulation D.

In August 2003, the Registrant issued an aggregate of 75,000 shares of the Registrant's common stock to an individual and an entity in consideration for an introduction of the parties in connection with the Share Exchange Agreement.
The Registrant believes that the transaction was exempt from registration pursuant to Section 4(2) of the Securities Act as a transaction by an Issuer not involving a public offering as the individual and entity have enough knowledge and experience in finance and business matters to evaluate the risks and merits of an investment in the Registrant and the individual and entity have access to the type of information normally provided in a prospectus.

In September 2003, the Registrant issued an aggregate of 58,331 shares of the Registrant's common stock to four individuals in connection with employment agreements with the Registrant and its wholly-owned subsidiary. The Registrant believes that the transaction was exempt from registration pursuant to Section 4(2) of the Securities Act as a transaction by an Issuer not involving a public offering as the individuals have enough knowledge and experience in finance and business matters to evaluate the risks and merits of an investment in the Registrant and the individuals have access to the type of information normally provided in a prospectus.

In October 2003, the Registrant issued an aggregate of 34,374 shares of the Registrant's common stock to four individuals in connection with employment agreements with the Registrant and its wholly-owned subsidiary. The Registrant believes that the transaction was exempt from registration pursuant to Section 4(2) of the Securities Act as a transaction by an Issuer not involving a public offering as the individuals have enough knowledge and experience in finance and business matters to evaluate the risks and merits of an investment in the Registrant and the individuals have access to the type of information normally provided in a prospectus.

In November 2003, the Registrant issued an aggregate of 34,374 shares of the Registrant's common stock to four individuals in connection with employment agreements with the Registrant and its wholly-owned subsidiary. The Registrant believes that the transaction was exempt from registration pursuant to Section 4(2) of the Securities Act as a transaction by an Issuer not involving a public offering as the individuals have enough knowledge and experience in finance and business matters to evaluate the risks and merits of an investment in the Registrant and the individuals have access to the type of information normally provided in a prospectus.


Item 5. Other Information

Robert E. Fyn, Murray H. Stark, Garth S. Bailey and Peter Mergenthaler own majority control of Aero Marine Engine, Inc. as well as majority control of the Registrant. Messrs. Fyn and Stark each own approximately 26% of Aero Marine Engine, Inc. and Messrs. Bailey and Mergenthaler own approximately 13% of Aero Marine Engine, Inc.

In November 2003, the Company agreed to provide a $1.5 million line of credit to provide products and services to Aero Marine Engine, Inc. Pursuant to the agreement between the Company and Aero Marine Engine, Inc., for every $2 paid to the Company by Aero Marine Engine, Inc., the Company will extend $1 of credit, up to a maximum of $1.5 million dollars.


Item 6:  EXHIBITS AND REPORTS ON FORM 8-K

a)     Exhibits

     Exhibit No.     Description

     31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-
               Oxley Act of 2002

     31.2 Certification of Chief Financial Officer pursuant Section 302 of the Sarbanes-
               Oxley Act of 2002

     32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-
               Oxley Act of 2002

     32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-
               Oxley Act of 2002

b) Reports on Form 8-K

On August 14, 2003, the Registrant filed a report on Form 8-K relating to a change in control.

                                      SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


PERMA-TUNE ELECTRONICS, INC.

Date: November 12, 2003
By: /s/ Peter Mergenthaler
        ------------------
    Peter Mergenthaler
    Chief Executive Officer

                                                                    EXHIBIT 31.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Peter Mergenthaler, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Perma-Tune Electronics, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

     a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b) Paragraph omitted in accordance with SEC transition instructions contained in SEC Release No. 33-8238;

     c) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     d) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

     a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date:  November 12, 2003


                                   By: /s/ Peter Mergenthaler
                                   -------------------------------
                                   Peter Mergenthaler,
                                   Chief Executive Officer

                                                                    EXHIBIT 31.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Paul M. Cervino, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Perma-Tune Electronics, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

     a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b) Paragraph omitted in accordance with SEC transition instructions contained in SEC Release No. 33-8238;

     c) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     d) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

     a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date:  November 12, 2003


                                   By: /s/ Paul M. Cervino
                                   -------------------------------
                                   Paul M. Cervino,
                                   Chief Financial Officer

                                                                    Exhibit 32.1


                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
           PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
                 SECTION 906 OF TEHE SARBANES-OXLEY ACT OF 2002


I, Peter Mergenthaler, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of Perma-Tune Electronics, Inc. on Form 10-QSB for the quarterly period ended September 30, 2003 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Form 10-QSB fairly presents in all material respects the financial condition and results of operations of Perma-Tune Electronics, Inc.


                                        By:/s/ Peter Mergenthaler
                                        --------------------------
                                        Name: Peter Mergenthaler
                                        Title: Chief Executive Officer
November 12, 2003

                                                                    Exhibit 32.2


                    CERTIFICATION OF CHIEF FINANCIAL OFFICER
           PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
                 SECTION 906 OF TEHE SARBANES-OXLEY ACT OF 2002


I, Paul M. Cervino, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of Perma-Tune Electronics, Inc. on Form 10-QSB for the quarterly period ended September 30, 2003 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Form 10-QSB fairly presents in all material respects the financial condition and results of operations of Perma-Tune Electronics, Inc.


                                        By:/s/ Paul M. Cervino
                                        --------------------------
                                        Name: Paul M. Cervino
                                        Title: Chief Financial Officer
November 12, 2003