Form 10KSB
period 2003-12-31
TRANS MAX TECHNOLOGIES INC
filed 2004-03-19
CIK 1074663

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                                   (Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                  For the fiscal year ended December 31, 2003

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OF 15(D) OF THE EXCHANGE ACT OF 1934

          From the transition period from               to
                                          -------------    -------------

                        Commission File Number 000-31631
                                               ---------


                          TRANS MAX TECHNOLOGIES, INC.
                          ----------------------------
        (Exact name of small business issuer as specified in its charter)

                              NEVADA     42-1599830
                              ------     ----------
         (State or other jurisdiction of incorporation or organization)
                        (IRS Employer Identification No.)


                 200 TRADE ZONE DRIVE, RONKONKOMA, NEW YORK 11779
                 ------------------------------------------------
                    (Address of principal executive offices)


                                  (631) 285-7101
                                  --------------
                           (Issuer's telephone number)


                                   Former name

                          PERMA-TUNE ELECTRONICS, INC.



     Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                                   Yes  XX      No:

As of March 16, 2004, 221,112,474 shares of Common Stock of the issuer were outstanding.

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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     For the fiscal year ended December 31, 2003, the Registrant's revenues were approximately $288,530. As of March 16, 2004, the aggregate market value of Registrant's voting stock held by non-affiliates was approximately $19,186,460.

                    Documents  Incorporated  by  Reference:  NONE

          Transitional  Small  Business  Disclosure  Format:  Yes  [ ]  No  [X]

                          TRANS MAX TECHNOLOGIES, INC.
                                   FORM 10-KSB
                          YEAR ENDED DECEMBER 31, 2003
                                      INDEX

                                     Part I

    Item 1.             Description of Business                      4

    Item 2.             Description of Property                      8

    Item 3.             Legal Proceedings                            8

    Item 4.             Submission of Matters to a Vote of
                        Security Holders                             8


                                     Part II

    Item 5.             Market for Common Equity and Related
                        Stockholder Matters                          9

    Item 6.             Management's Discussion and Analysis or
                        Plan of Operation                           11

    Item 7.             Financial Statements                       F-1

    Item 8.             Changes in and Disagreements with
                        Accountants on Accounting and Financial
                        Disclosure                                  16

                                    Part III

    Item 9.             Directors, Executive Officers, Promoters
                        and Control Persons; Compliance with
                        Section 16(a) of the Exchange Act           16

    Item 10.            Executive Compensation                      17

    Item 11.            Security Ownership of Certain Beneficial
                        Owners and Management                       18

    Item 12.            Certain Relationships and Related
                        Transactions                                19

    Item 13.            Exhibits and Reports on Form 8-K            20

                        (a)   Index to Exhibits                     20

                        (b)   Reports on Form 8-K                   21

    Signatures                                                      21

                                     PART I

ITEM  1.     DESCRIPTION  OF  BUSINESS

                SPECIAL  NOTE  REGARDING  FORWARD-LOOKING  STATEMENTS

Certain statements in this Annual Report on Form 10-KSB (this "Form 10-KSB"), including statements under "Item 1. - Description of Business," and "Item 6. Management's Discussion and Analysis", constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995 (collectively, the "Reform Act"). Certain, but not necessarily all, of such forward-looking statements can be identified by the use of forward-looking terminology such as "believes", "expects", "may", "will", "should", or "anticipates", or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Trans Max Technologies, Inc. ("the Company", "we" or "us") to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. References in this form 10-KSB, unless another date is stated, are to December 31, 2003.

The Company affected a 2 to 1 forward stock split on December 2, 2003. The Company affected a 6 to 1 forward stock split on March 12, 2004. All information in this Form 10-KSB regarding shares of the common stock of the Company has been adjusted retroactively to take into account the effect of both forward stock splits, unless otherwise noted.

BUSINESS  OF  REGISTRANT

The Company designs and manufactures high-energy electronic ignition systems for street vehicles, race cars, boats, scientific and industrial applications, space and aviation applications, as well as clean burning fuel applications. It sells through a well established network of wholesale distributors. The Company continues to develop new product lines in order to supply repair and performance parts for a variety of cars, trucks, and boats, as well as developing new ignition technologies that will increase an engines performance while improving fuel economy.

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

REVERSE  MERGER

On July 21, 2003 the Company acquired 100% of the issued and outstanding stock of Trans Max Technologies, Inc. ("Trans Max") a Florida corporation, in exchange for 15,177,300 shares of the Company's common stock. As a result of this acquisition, the control of the Company shifted to the former shareholders of Trans Max and this transaction was treated as a reverse merger.

As a result of the acquisition of Trans Max, the Registrant changed its name from Perma-Tune Electronics, Inc. to Trans Max Technologies, Inc., but continues to sell its products under the Perma-Tune brand name. In addition, Lonnie Lenarduzzi resigned as the Registrant's President, Chief Executive Officer and Director, Linda Decker resigned as Secretary, Chief Financial Officer, and Director and the following persons resigned as directors: Larrie Lenarduzzi, Wayne Robertson, and Harold "Red" Smith. Peter Mergenthaler was appointed as director and the Chief Executive Officer. Paul M. Cervino was appointed as the Chief Financial Officer of the Company. Subsequently, Paul M. Cervino was appointed as Director and became the Chief Operating Officer in addition to the Chief Financial Officer.

BUSINESS  DEVELOPMENT

The Perma-Tune ignition system was originally designed in 1968 by Dr. Theodore Sturm and Dr. Ferdinand Porsche for the Porsche 911 automobile. The original system was manufactured for Dr. Sturm by Aero Design Products of Newport Beach, California and supplied to the Porsche assembly line in Germany. The original unit design was patented by Dr. Sturm in the United States in 1973. In 1989 Lonnie Lenarduzzi, then president and a principal shareholder of the Company, purchased the Perma-Tune design and patent from Aero Design Products. He then formed Perma-Tune, Inc., a California corporation, to manufacture the system, moving the company's operations to Anaheim, California. In 1993 the assets of the California corporation were transferred to a newly formed Texas corporation, Perma-Tune Electronics, Inc., and the Company was moved to Wylie, Texas.

The Company manufactures four different product lines: the basic "Perma-Tune" ignition system, the "Coilless" ignition system, the "Digital Fire" ignition system, and the "Plasma Drive" ignition system. The basic unit can be adapted to any internal combustion engine that utilizes a spark plug. The unit is designed to be installed with relative ease. The basic unit replaces an automobile's original ignition control module while utilizing an external coil. The Company presently manufactures basic units which have been designed for nine automobile models including those of Porsche, Ferrari and Mercedes Benz.

The "Coilless" ignition system replaces both the automobile's original ignition control module and its coil. It is housed in a single unit. The "Coilless" unit, although similar to the original model, is more sophisticated, yet less complex. The "Coilless" model is lighter, takes up less space than the basic unit and is easily installed. Because of its simplicity, the Company believes that the "Coilless" model is more reliable than original equipment ignition control modules with coils. By eliminating the coil, the part most prone to failure in an ignition system, reliability is increased. Although coilless units are more expensive than standard units, they eliminate the cost of an external coil. Each of the Company's conventional ignition systems can be transformed into a Coilless version during its manufacture. The basic product line was designed to be flexible, thus, with one or more assembly processes a unit can be customized for use on any of the models for which the Company offers products.

The Company's "Digital Fire" ignition system is designed for "off road" or racing cars. It uses miniaturized solid state electronics, replacing bulky hardware with firmware that can be updated with new software which can be downloaded from the internet. New miniaturized digital encoder technology replaces bulky, old analog sensors making installation simple. The "Digital Fire" unit replaces the original ignition control module, coil, computer, and distributor in vehicles containing a mechanical distributor. The Company currently manufactures three models of the "Digital Fire" for both four and six cylinder engines. Each unit is adaptable using existing software (single plug for four and six cylinder engines, and dual plug for some six cylinder engines). The Company is currently developing adaptable software for eight cylinder engines.

The Company's "Plasma Drive" ignition system is designed to replace the original ignition control module and ignition coil, spark plug wires and spark plugs with the Plasma Drive, Plasma Conduit, and Plasma electrodes respectively. Plasma Ignition is a different way of igniting fuel in an internal combustion engine. It begins the combustion process by first establishing a plasma field between the electrodes and then bombarding the field with electrons. The application of high Voltage to the electrodes establishes the plasma field which creates an electromagnetic attraction between the electrons of the ignition spark and the fuel between the electrodes. This ensures that each molecule of fuel in the plasma field will interact with electrons. This increase in interactions decreases the amount of fuel wasted during the combustion process. The more complete combustion ensured by this process increases the engine's ability to convert chemical energy into kinetic energy and results in improved engine performance, reduced fuel consumption and reduced hydrocarbon emissions.

As of December 31, 2003, the average distributor prices for the Company's product's range from approximately $150 to $1,000

The Company licenses its technology from its Chief Scientist, Lonnie Lenarduzzi, for $1,000 per year under a licensing agreement extending through November 30, 2021. The Company has no obligations to pay royalties to Mr. Lenarduzzi or any other person or entity.

The Company is not dependent upon any sole source suppliers, the loss of which would have a materially adverse impact on operations or operating results.

The Company spent $0 and $5,259 on research and development during the fiscal years ended December 31, 2002 and 2003, respectively.

ADDITIONAL  BUSINESS  DEVELOPMENTS

The Company's expansion of market share and growth will depend on the success of three separate factors: it's marketing efforts with wholesalers and manufacturers in existing and new markets; the possible endorsement by federal regulatory bodies for the pollution-reducing attributes of its product on federal highways; and the consumer's increased concern for performance, fuel economy and reduced pollution. In order to address these matters, the Company has developed a marketing plan and is producing its own product brochures and product catalogs on CD for use by its warehouse distributors. The Company has begun to target new market segments with its plasma drive technology. Among those new segments are the marine industry, law enforcement and municipal fleet vehicles as well as other high end high performance automobile manufacturers such as Ferrari and Lamborghini. To promote these products the company has attended and been an exhibitor at trade shows in Indianapolis and Miami. The Company also has tested its plasma drive ignition system on the 2003 Crown Victoria.

COMPETITION

The Company's products are affordable, reliable and effective and are directed to automobile and marine enthusiasts, original equipment and aftermarket manufacturers.

Motec, a major competitor of the Company, is an Australian manufacturer marketing specifically to the high end professional auto racing world. While the Motec model M4 enables the race team to alter engine parameters for optimum performance, it requires highly skilled mechanics to install the hard-wired system.

Electromotive, another competitor, has the same hardwire installation and update requirements as Motec. The price of its HPVI product is comparable to the Digital Fire ignition system but it has only three programming settings making the product less versatile.

Both the MSD product line made by Autotronic Controls and the Jacobs product line produce distributor-type ignition systems that compete with the Coilless and conventional ignition systems, but not with the Digital Fire line. Whereas the company's systems replace the existing ignition system, the competitors' models utilize the original vehicle ignition system. These models are more costly and their performance has proven to be inferior to the Coilless and conventional ignition systems.

Jacobs is the only other ignition system manufacturer that produces two products similar to the Coilless units. Unlike the Company's units, Jacobs' "Coilless" products are specifically not usable in high performance engines.

The Company believes that its ignition systems provide an affordable upgrade to a "high tech" engine while being easy to install. The systems are priced to be competitive in the marketplace and no fabrication is required.

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

INTELLECTUAL  PROPERTY

The Company utilizes proprietary technology that includes processes for manufacturing ignition system components and concepts that relate to combustion efficiency. The Company presently utilizes trade secret law to protect this intellectual property. The original patent for the Perma-Tune ignition system expired in 1990. The Company knows of no other manufacturer making products designed similarly to the Company's products. No claims have been made or litigation instituted by any person or entity asserting that the Company does not own its intellectual property or is infringing on the property rights of others.

The Company licenses its technology from its Chief Scientist, Lonnie Lenarduzzi, for $1,000 per year under a licensing agreement executed on November 30, 1996 and extending for a period of 25 years to November 30, 2021. The Company has no obligations to pay royalties to Mr. Lenarduzzi or any other person or entity.

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

The Company protects its trade secrets by non-disclosure agreements and by manufacturing processes that protect its products from reverse engineering. A specially engineered transformer that is key to the Company's operation is manufactured in-house only, using a proprietary process. All the Company's products are potted after production and testing. After the potting process is complete, the only way to open the product is to completely destroy it by smashing the solidified potting material. If the units were to be x-rayed, it would not reveal the proprietary process by which the specially-engineered transformer is built, which is the key to the units' performance. The Company believes its trade secrets are secure from discovery and have been so for at least 15 years.

SALES  STRATEGY

The Company does not make retail sales to end users. It sells to large wholesale warehouse distributors who sell its products to jobbers, mechanics, specialty shops and the public. All sales to warehouse distributors are final. There are no rights of return. The Company warrants that its products will be free from defects in materials and workmanship for one year from the time of purchase by the end user. Should the Company determine that there are defects within the one year period, management will either repair or replace the defective unit. Costs related to handling repairs and replacements have been insignificant and immaterial historically. Adoption of SAB-101 will not affect our financial statements because of the Company's no right of return (i.e., all sales are final) policy.

The Company's marketing strategy has consisted of advertising by its wholesale distributors via catalogs, printed advertisements, promotional events and the internet. The Company has also exhibited its products at the Performance Racing Industry trade show held in Indianapolis. This show targets high end performance automobile manufactures and after market products. In February of 2004 the Company was an exhibitor at the Miami International Boat Show. During this trade show the company explored new marketing and sales opportunities in the marine industry.

The Company believes that additional sales can be created by offering its products to a global customer base on the internet as well as OEM and after market manufacturers in both the automotive and marine industries. The Company has expanded its web site to almost 1000 pages. The purchase page of the Company web site features links to five European distributors, one Canadian distributor, 12 domestic distributors and one industrial distributor. The Company's Internet address is www.perma-tune.com.

The Company has produced its own brochures and product catalog on compact disk for use by its warehouse distributors in their advertising, print catalogs and websites to assist in increasing public awareness of its products and brand names. The Company has expanded its product line to include a family of additional ignition-related products such as spark plug wire sets, preamplifiers and engine wiring harness repair kits.

During the year ended December 31, 2003, three customers accounted for a total of 44% of sales. The Company has no supply agreements with these customers. The customers are Worldpac (26% of sales), Interamerican Motor Co. (10% of sales) and Jean Buser Porsche (8% of sales).

ITEM  2.  DESCRIPTION  OF  PROPERTY

The Company leased 3,200 square feet of space for manufacturing and administrative activities in Wylie, Texas, a suburb of Dallas. In July of 2003, the Company moved its headquarters and manufacturing to Ronkonkoma, New York, where it occupies 5,000 square feet of space leased by an affiliate company.

ITEM  3.  LEGAL  PROCEEDINGS

The  Company  is  not  a  party  to  any  litigation.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

On November 21, 2003, the Company held an Annual Meeting of shareholders at 10:00 a.m. at the Company's headquarters in Ronkonkoma, New York. The number of shares eligible to vote and voted at the Annual Meeting do not reflect the 2 to 1 and 6 to 1 forward stock splits that occurred after the Annual Meeting. Of the 17,633,331 outstanding shares of Common Stock, entitled to be voted at the Annual Meeting, there were stockholders, either present, in person or represented by proxy, holding 16,840,481 of such shares, which represented 95.5% of the outstanding shares entitled to be voted which was sufficient for a quorum to conduct business. Each share of Common Stock represented at the meeting was entitled to one vote. The following matters were submitted to the shareholders for a vote at the Annual Meeting:

     1.   Election  of  two  Directors,  Peter Mergenthaler and Paul M. Cervino.
     2.   Approval  of  plan of merger, name change and two for one stock split.
     3. Ratification of the Appointment of Ham, Langston, & Brezina, LLP of Houston, Texas ("Ham Langston") as the corporation's independent auditors for fiscal year 2003.
     4.   Approval  of  Employee  Stock  Option  Plan.

The shareholders elected Peter Mergenthaler and Paul M. Cervino as Directors of the Company. 16,840,481 shares were cast "for" the election of Mr. Mergenthaler and Mr. Cervino as Directors out of 16,840,481 shares eligible to vote at the Annual Meeting.

The shareholders approved a plan of merger, name change and a two for one forward stock split. Prior to the merger, the Company was a Texas corporation named Perma-Tune Electronics, Inc. ("Perma-Tune"). The Board of Directors recommended approval of the plan of merger whereby the Company changed its domicile from Texas to Nevada by merging into its wholly owned Nevada subsidiary, Trans Max Technologies, Inc. As a result of the merger, shareholders of the common stock of Perma-Tune automatically received two (2) shares of newly issued common stock of the Nevada subsidiary in place of one (1) share of common stock of Perma-Tune. , porting for purposes he shareholders for a vote at the Annual Meeting. Immediately following the effective date of the merger, the shareholders of Perma-Tune owned the identical percentage of the issued and outstanding shares of Trans Max as it owned in the Company. As a result of the merger, the Company also changed its name to Trans Max Technologies, Inc., a Nevada corporation, and continued as the reporting company for purposes of SEC and financial reporting. 16,840,481 shares were cast "for" approval the plan of merger, name change and the two for one forward stock split out of 16,840,481 shares eligible to vote at the Annual Meeting.

The Board of Directors appointed Ham, Langston & Brezina, LLP as the Company's independent auditors for fiscal year 2003. The shareholders ratified the appointment of Ham, Langston & Brezina LLP. 16,840,481 shares were cast "for" ratification of the appointment of Ham, Langston & Brezina, LLP as the Company's independent auditors out of 16,840,481 shares eligible to vote at the Annual Meeting.

The shareholders approved a non-qualified stock option plan. In addition to the business scheduled to be conducted at the Annual Meeting, a motion was made and duly seconded to approve a non-qualified stock option plan. 16,840,481 shares were cast "for" approval of the non-qualified stock option plan out of 16,840,481 shares eligible to vote at the Annual Meeting.

                                     PART  II

ITEM  5.  MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER  MATTERS

"Bid" and "asked" offers for the common stock are listed on the NASDAQ OTC-BB published by the National Quotation Bureau, Inc. The trading symbol for the common stock is TMXT.

The following table sets forth the quarterly high and low bid prices of the common stock from March 30, 2002 until December 31, 2003. Such prices represent prices between dealers, do not include retail mark-ups, mark-downs or commissions, and may not represent actual transactions.



                                                    Bid Prices
        Quarter Ended                      High                       Low
        -------------                      ----                      ------

        March 30, 2002*                    $0.38                      $0.38
        June 30, 2002*                     $0.38                      $0.38
        September 30, 2002*                $0.38                      $0.13
        December 31, 2002*                 $0.13                      $0.08
        March 30, 2003*                    $0.10                      $0.09
        June 30, 2003*                     $0.52                      $0.09
        September 30, 2003*                $3.50                      $0.10
        December 31, 2003*                 $4.75                      $0.50

* The price information has been adjusted for the 2 to 1 forward stock split. The price information has not been adjusted to reflect the 6 to 1 forward stock split.

There  were  73  holders  of record of the common stock as of December 31, 2003.

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

RECENT  SALES  OF  UNREGISTERED  SECURITIES

On June 12, 2001 the Company sold 2,400,000 shares of restricted stock for $5,000 to Kiowa Oil Co. The Company claims the exemption from registration afforded by Section 4(2) under the Act since no public offering was involved, the purchaser took the shares for investment and not resale and the Company took appropriate measures to restrict transfer. No underwriters or agents were involved in the sale and no underwriting discounts or commissions were paid by the Company.

On July 2, 2002 the Company issued 120,000 shares of restricted stock in lieu of legal services of $1,020.75 to Vanderkam & Sanders. The Company claims the exemption from registration afforded by Section 4(2) under the Act since no public offering was involved, the purchaser took the shares for investment and not resale and the Company took appropriate measures to restrict transfer. No underwriters or agents were involved in the sale and no underwriting discounts or commissions were paid by the Company.

On July 21, 2003, the Registrant issued 182,127,600 restricted shares of the Registrant's common stock in consideration for 100% of the issued and outstanding shares of Trans Max Technologies, Inc. in connection with a Share Exchange Agreement. The transaction was exempt from registration pursuant to Rule 506 of Regulation D.

In August 2003, the Registrant issued an aggregate of 900,000 restricted shares of the Registrant's common stock to an individual and an entity in consideration for an introduction of the parties in connection with the Share Exchange Agreement. The Registrant believes that the transaction was exempt from registration pursuant to Section 4(2) of the Securities Act as a transaction by an Issuer not involving a public offering as the individual and entity have enough knowledge and experience in finance and business matters to evaluate the risks and merits of an investment in the Registrant and the individual and entity have access to the type of information normally provided in a prospectus.

In September 2003, the Registrant issued an aggregate of 699,972 restricted shares of the Registrant's common stock to four individuals in connection with employment agreements with the Registrant and its wholly-owned subsidiary. The Registrant believes that the transaction was exempt from registration pursuant to Section 4(2) of the Securities Act as a transaction by an Issuer not involving a public offering as the individuals have enough knowledge and experience in finance and business matters to evaluate the risks and merits of an investment in the Registrant and the individuals have access to the type of information normally provided in a prospectus.

In October 2003, the Registrant issued an aggregate of 412,488 restricted shares of the Registrant's common stock to four individuals in connection with employment agreements with the Registrant and its wholly-owned subsidiary. The Registrant believes that the transaction was exempt from registration pursuant to Section 4(2) of the Securities Act as a transaction by an Issuer not involving a public offering as the individuals have enough knowledge and experience in finance and business matters to evaluate the risks and merits of an investment in the Registrant and the individuals have access to the type of information normally provided in a prospectus.

In November 2003, the Registrant issued an aggregate of 412,488 restricted shares of the Registrant's common stock to four individuals in connection with employment agreements with the Registrant and its wholly-owned subsidiary. The Registrant believes that the transaction was exempt from registration pursuant to Section 4(2) of the Securities Act as a transaction by an Issuer not involving a public offering as the individuals have enough knowledge and experience in finance and business matters to evaluate the risks and merits of an investment in the Registrant and the individuals have access to the type of information normally provided in a prospectus.

In December 2003, the Registrant issued an aggregate of 206,244 restricted shares of the Registrant's common stock to four individuals in connection with employment agreements with the Registrant and its wholly-owned subsidiary. The Registrant believes that the transaction was exempt from registration pursuant to Section 4(2) of the Securities Act as a transaction by an Issuer not involving a public offering as the individuals have enough knowledge and experience in finance and business matters to evaluate the risks and merits of an investment in the Registrant and the individuals have access to the type of information normally provided in a prospectus.


In January 2004, the Registrant issued an aggregate of 6,775,038 restricted shares of the Registrant's common stock to four individuals in connection with employment agreements with the Registrant and its wholly-owned subsidiary. The Registrant believes that the transaction was exempt from registration pursuant to Section 4(2) of the Securities Act as a transaction by an Issuer not involving a public offering as the individuals have enough knowledge and experience in finance and business matters to evaluate the risks and merits of an investment in the Registrant and the individuals have access to the type of information normally provided in a prospectus.

ITEM  6.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS

OVERVIEW

The Company has introduced new products, updated its extensive website and strengthened executive management. Management believes it is continuing to see the benefits of taking advantage of the infrastructure improvements it has made. These improvements include but not limited to, the implementation of a fully integrated manufacturing/data base accounting software, the dedication of a company officer to finance and SEC compliance, improved marketing and planning, and the outsourcing of certain manufacturing functions. In addition, in July of 2003, the Company moved its electronic ignition manufacturing operation and headquarters to Ronkonkoma, New York.

The Company has focused on expanding its existing product lines, the development of new product lines, the development of new technologies, streamlining and increasing the production of its existing product lines, eliminating backorders for Porsche products, introducing a new line of spark plug wire sets for Porsche cars, and introducing a new product line for late model Porsche cars.

NEW  PRODUCTS

The development of the Plasma Drive Ignition System is complete. Through the use of experimental physics, the Company has developed new ways to ionize gaseous elements found in nature. These ionized gases are called plasma, which is the fourth state of matter after solid, liquid, and gas. Combustion efficiency is further increased through ignition by beginning the flame front with an explosion instead of a spark. This is done by converting a small portion of the gas inside the combustion chamber into plasma, and bombarding it with electrons. The result is a magnetic attraction between the electrons of the ignition spark and the fuel in the combustion chamber generating improved engine performance. The Company is marketing this product line under the name, Plasmatronics. The many markets and applications for this system include street vehicles, high performance automobiles, race cars, boats, scientific and industrial equipment, space and aviation applications, agricultural machinery and vehicles, as well as clean burning fuel applications.

The Company has completed its customization of the Plasma Drive for late model, V8, domestic vehicles. The 2003 model year Ford Crown Victoria was used as the test vehicle. Eight Plasma Drive units were fitted to a V8 engine and controlled by the vehicle engine control computer. A feedback simulation circuit was used to ease the coupling of the Plasma Drive unit with the engine control computer.

The Plasma Drive units were fitted and worked properly. The vehicle was then tested by an independent testing laboratory to document the improvement in fuel economy and engine performance. The testing was conducted in the fourth quarter of 2003. The results as tabulated by the independent laboratory showed a significant increase in both fuel economy and increased engine output.

MARKETING  STRATEGY

The Company will continue its current marketing strategy of conducting sales training missions to its wholesale distributors, continuing to improve and expand its website, and making postcard mailings to alert distributors to new product offerings. The Company now provides its warehouse distributors with compact disks containing information on all of its product offerings in a format that distributors can use to promote the Company's products in their advertising and catalogs.

The Company has begun to target new market segments with its plasma drive technology. Among those new segments are the marine industry, law enforcement and municipal fleet vehicles and other high end high performance automobile manufacturers such as Ferrari and Lamborghini. To promote these products the company has attended and been an exhibitor at trade shows in Indianapolis and Miami. The Company also has tested its plasma drive ignition system on the 2003 Crown Victoria.

The Company's Internet site, www.perma-tune.com, continues to be instrumental in sales and providing information regarding its products, applications, ordering and contact information, as well as technical support and product specifications.

In  December  of  2003,  the  Company  exhibited its products at the Performance
Racing Industry trade show held in Indianapolis. This show targets high end performance automobile manufactures and after market products.

In February of 2004 the Company was an exhibitor at the Miami International Boat Show. During this trade show the company explored new marketing and sales opportunities in the marine industry. All product lines of the Company were well received by both boat and marine engine manufacturers. Special interest was taken in the Company's plasma drive ignition system by the high performance and racing boat manufacturers. A plasma drive ignition system was outfitted and tested by an independent high performance engine manufacturer. The results showed a substantial increase in horsepower and garnered a product endorsement. The positive show feedback coupled with the product's performance resulted in the Company being awarded second place by the boat show organizers for best new technology at the show.

MANUFACTURING  OVERVIEW

Management has prepared for rapid growth. The Company's manufacturing technique is flexible because of its modular design and it can respond easily to customer demand. Modules can be mass-produced and then assembled in house to meet additional customer orders. Production can be increased and new products introduced readily. Currently the Company is operating at a small percentage of its manufacturing capacity.

The Company expects to begin outsourcing the production of the circuit boards used throughout its product lines. The outsourcing will reduce the direct labor hours of manufacturing the product line and will reduce the overall cost of goods sold. Outsourcing the circuit boards will allow the Company to increase production without hiring more employees and reduce overhead costs by reducing the number of production parts that must be stocked.

COMPARISON  OF  OPERATING  RESULTS

Twelve Months Ended December 31, 2003 Compared to the Twelve Months Ended December 31, 2002

For the twelve months ended December 31, 2003 as compared to the twelve months ended December 31, 2002 the Company experienced a sales increase as gross sales increased to $288,530 from $267,472 respectively.

Gross profit for the twelve months ended December 31, 2003 as compared to the twelve months ended December 31, 2002 decreased to $134,530 from $157,102 respectively. As a percentage of sales, gross profit decreased for the twelve months of 2003 to 47% from 59% for the twelve months of 2002.

General and Administrative (G & A) expenses were $439,208 and $182,705 for the twelve months ended December 31, 2003 and 2002, respectively. As a percentage of sales, G & A expenses increased to 152% from 68%. This result was caused in part by the Company's move from Texas to New York. In addition, compensation expenses also increased with the addition of new management and increased compensation of relocated employees.

Interest expense was $10,131 for the twelve months ended December 31, 2003, as compared to $10,028 for the twelve months ended December 31, 2002.

Research and development expenses increased from $0 to $5,259 for the twelve months ended December 31, 2002 and the twelve months ended December 31, 2003 respectively. This increase in R&D expenditures was due to preliminary work to develop new applications for the Plasma Drive Ignition system as well as material and labor costs for prototypes.

LIQUIDITY  AND  CAPITAL  RESOURCES

For the twelve months ended December 31, 2003 and December 31, 2002, the Company showed a net loss of $(314,809) and $(35,631) and had negative cash flows from operations of $(344,696) and $(22,811), respectively. Consequently, the Company has been dependent on additional capital contributions from shareholders and debt financing to fund its cash requirements, as well as revenues provided by the normal operations of the electronic ignition product line.

On September 12, 2003, the Company's $25,000 line of credit with The American National Bank of Texas in Wylie matured. The note was collateralized by the Company's accounts receivable, inventory and equipment, with an initial interest rate of 7.75%. Interest was variable, based on the Prime Rate plus 3%. Accrued interest was payable monthly. In the quarter ended December 31, 2003 the Company repaid in full all principal and interest owed The American National Bank.

On December 8, 1997, the Company issued an offering circular for 125,000 units priced at $2.00 per unit. Each unit entitled the investor to one share of common stock and three stock purchase warrants. Each warrant entitled the holder to purchase one share of stock for $2.00. The warrants expired unexercised on December 31, 2003.

As of December 31, 2003 the Company's cash reserves totaled $9,259 and total current assets were $101,064. The Company is continuing production and sales efforts as well as further research and development. For 2004, the Company has no long-term commitments but expects to incur additional costs for research and development. The Company for the twelve months ended December 31, 2003, spent $5,259 for research and development. It also expects to expand its sales and marketing effort. These efforts could significantly increase demand for the Company's products beyond the Company's current production capacity.

While the Company believes it can increase its production capacity to meet sales demand, additional capital could be required to meet expansion requirements.

The Company presently has an outstanding loan payable on demand to Terry Taylor, a stockholder. Principal balance as of December 31, 2003 is $40,000. The loan bears an interest rate of 10%. Interest is payable quarterly. The loan is secured by inventory. The interest for the quarter ended December 31, 2003 of $1,000 was accrued at December 31, 2003 and was paid in January of 2004.

The Company also presently has an outstanding loan payable on demand to Lonnie Lenarduzzi and Linda Decker, stockholders and former directors. Principal balance as of December 31, 2003 is $23,400. The loan bears an interest rate of 10% per year, and is unsecured. The note is due June 28, 2004, with the option to renew the note for additional thirty day periods. Interest in the amount of $3,340 has been accrued as of December 31, 2003.

The Company also presently has an outstanding loan payable to Peter Mergenthaler, the Company's Chief Executive Officer as well as a stockholder of the Company. The principal balance as of December 31, 2003 is $50,000. The loan bears no interest and there currently is no repayment plan.

Paul M. Cervino, the Company's Chief Financial Officer, Chief Operating Officer and a Director, has extended the Company a line of credit I the amount of $200,000 beginning in January 2004, of which $100,000 is currently outstanding as of March 18, 2004.

The  Company's  working  capital  ratio  is  .62  as  of  December  31,  2003.

The  Company's  inventory turnover ratio is 3.76 for the fourth quarter of 2003.

As of December 31, 2003 the Company had property and equipment, net of accumulated depreciation of $434,713. The total in 2003 is primarily a result of $430,992 of additions to leasehold improvements in connection with the renovation and purchase of a 65,000 square foot building in Ronkonkoma, New York.

The former shareholders of Trans Max, who have become the Company's majority shareholders, contributed additional paid-in capital of $951,556 in the twelve months ended December 31, 2003, and the Company may require additional capital. There can be no assurance that any new capital would be available to the Company or that adequate funds for the Company's operations, whether from the Company's revenues, financial markets, or other arrangements will be available when needed or on terms satisfactory to the Company. The Company has no commitments from officers, directors or affiliates to provide funding. The failure of the Company to obtain adequate additional financing may require the Company to delay, curtail or scale back some or all of its research and development programs, sales and marketing efforts, and manufacturing operations. Any additional financing may involve dilution to the Company's then-existing shareholders.

Without additional capital funding, the Company believes it can operate at its current level of liquidity for twelve to twenty-four months. However, it hopes to obtain short-term funding until operations are ramped up, creating the profitability that will improve its liquidity position. The Company recently completed a reverse merger transaction as discussed below.

REVERSE  MERGER

On July 21, 2003, the Registrant acquired 100% of the issued and outstanding shares of Trans Max Technologies, Inc., a Florida corporation, ("Trans Max") in exchange for 182,127,600 shares of the Registrant's common stock. As a result of the acquisition of Trans Max, the control of the Registrant shifted to the former shareholders of Trans Max

Following the Share Exchange there were 210,000,000 shares of the Registrant's common stock outstanding. The change in control was reported via a Form 8-K in August, 2003. The business of Perma-Tune Electronics, Inc. will remain the business of the Registrant.

As a result of the acquisition of Trans Max, the Registrant changed its name from Perma-Tune Electronics, Inc. to Trans Max Technologies, Inc. In addition, Lonnie Lenarduzzi resigned as the Registrant's President, Chief Executive Officer and Director, Linda Decker resigned as Secretary, Chief Financial Officer, and Director and the following persons resigned as directors: Larrie Lenarduzzi, Wayne Robertson, and Harold "Red" Smith. Peter Mergenthaler was appointed as director and the Chief Executive Officer. Paul M. Cervino has been appointed as the Chief Financial Officer of the Company. Subsequently, Paul M. Cervino was appointed as a Director and Chief Operating Officer in addition to Chief Financial Officer.

FORWARD  SPLIT

On December 3, 2003 in connection with a two for one forward split the Company issued 17,702,079 shares of common stock.

SUBSEQUENT  FORWARD  SPLIT

On March 12, 2004 in connection with a six for one forward split, the Company Issued 184,260,395 shares of common stock.

CRITICAL  ACCOUNTING  POLICIES

Our discussion and analysis of our financial condition and results of operations is based upon our audited financial statements, which have been prepared in accordance with accounting principals generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of any contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to uncollectible receivables, investment values, income taxes, the recapitalization and contingencies. We base our estimates on various assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Revenue  Recognition
--------------------

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectibility is probable. Generally, these criteria are met at the time product is shipped. The Company provides for the estimated cost of product warranties upon shipment. The Company has a no return policy and has had no returns in the last two years. Shipping and handling costs are included in cost of goods sold.

Inventories
-----------

Inventories are stated at the lower of cost or market, with cost determined on a first-in, first-out basis.

Stock-Based  Compensation
-------------------------

Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123") established financial accounting and reporting standards for stock-based employee compensation plans. It defined a fair value based method of accounting for an employee stock option or similar equity instrument and encouraged all entities to adopt that method of accounting for all of their employee stock compensation plans and include the cost in the income statement as compensation expense. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees". The Company accounts for compensation cost for employee stock option plans in accordance with APB Opinion No. 25.

ITEM 7.  FINANCIAL STATEMENTS

                          TRANS MAX TECHNOLOGIES, INC.
                                   __________




                              FINANCIAL STATEMENTS
                     WITH REPORT OF INDEPENDENT ACCOUNTANTS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

                          TRANS MAX TECHNOLOGIES, INC.
                                TABLE OF CONTENTS
                                   __________

                                                                       PAGE
                                                                       ----
Report of Independent Accountants                                       F-2

Financial Statements:

  Balance Sheet as of December 31, 2003                                 F-3

  Statement of Operations for the years ended
    December 31, 2003 and 2002                                          F-4

  Statement of Stockholders' Equity for the years
    ended December 31, 2003 and 2002                                    F-5

  Statement of Cash Flows for the years ended
    December 31, 2003 and 2002                                          F-6

Notes to Financial Statements                                           F-7

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Stockholders
Trans Max Technologies, Inc.


We have audited the accompanying balance sheet of Trans Max Technologies, Inc. as of December 31, 2003 and the related statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements as of and for the year ended December 31, 2002 were audited by other auditors whose report dated February 17, 2003 expressed an unqualified opinion on those financial statements.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Trans Max Technologies, Inc. as of December 31, 2003, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.



Houston,  Texas
March  17,  2004


                           TRANS MAX TECHNOLOGIES, INC.
                                  BALANCE SHEET
                                DECEMBER 31, 2003


     ASSETS
--------------
Current assets:
  Cash and cash equivalents                                $    9,259
  Accounts receivable, net                                     26,984
  Inventories                                                  40,940
  Other current assets                                         23,881
                                                           -----------

    Total current assets                                      101,064

Receivable from affiliates                                     29,894
Property and equipment, net                                   434,713
Other assets                                                  163,250
                                                           -----------

      Total assets                                         $  728,921
                                                           ===========


LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
  Accounts payable                                         $   46,240
  Accrued expenses                                              4,573
  Notes payable to stockholders                               113,400
                                                           -----------

    Total current liabilities                                 164,213
                                                           -----------


Commitments and contingencies

Stockholders' equity:
  Common stock; $0.001 par value;  500,000,000 shares
    authorized; 212,631,192 shares issued and outstanding     212,631
  Additional paid in capital                                1,014,424
  Accumulated deficit                                        (662,347)
                                                           -----------

    Total stockholders' equity                                564,708
                                                           -----------

      Total liabilities and stockholders' equity           $  728,921
                                                           ===========



                     The accompanying notes are an integral
                       part of these financial statements.


                          TRANS MAX TECHNOLOGIES, INC.
                            STATEMENT OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002



                                                    2003           2002
                                                -------------  -------------
Sales, net                                      $    288,530   $    267,472
Cost of goods sold                                   154,000        110,370
                                                -------------  -------------

  Gross profit                                       134,530        157,102

General and administrative expenses                  439,208        182,705
                                                -------------  -------------

    Income (loss) from operations                   (304,678)       (25,603)

Interest expense                                     (10,131)       (10,028)
                                                -------------  -------------

Net income (loss)                               $   (314,809)  $    (35,631)
                                                =============  =============

Net income (loss) per share-basic and diluted   $      (0.00)  $      (0.00)
                                                =============  =============

Weighted average shares outstanding              191,850,025    181,818,060
                                                =============  =============




                     The accompanying notes are an integral
                       part of these financial statements.



                             TRANS MAX TECHNOLOGIES, INC.
                           STATEMENT OF STOCKHOLDERS' EQUITY
                    FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

                                                   Additional
                                Common Stock         Paid-In   Accumulated
                              SHARES      AMOUNT     CAPITAL     DEFICIT      TOTAL
                            -----------  --------  -----------  ----------  ----------
Balance at December 31,
  2001                        2,312,700  $  2,313  $  261,632   $(311,907)  $ (47,962)

Common stock issued for
  services                       10,000        10       1,011           -       1,021

Net loss                              -         -           -     (35,631)    (35,631)
                            -----------  --------  -----------  ----------  ----------

Balance at December 31,
  2002                        2,322,700     2,323     262,643    (347,538)    (82,572)

Effect of recapital-
  ization                    15,177,300    15,177     (15,177)          -           -

Cash contributed by
  stockholders                        -         -     951,556           -     951,556

Common stock issued for
  consulting services            75,000        75       3,675           -       3,750

Common stock issued in
  connection with employ-
  ment agreements               161,453       162       6,621           -       6,783

Effect of 2 for 1 stock
  split                      17,702,079    17,702     (17,702)          -           -

Effect of 6 for 1 stock
  split                     177,192,660   177,192    (177,192)          -           -


Net income (loss)                     -         -           -    (314,809)   (314,809)
                            -----------  --------  -----------  ----------  ----------

Balance at December 31,
  2003                      212,631,192  $212,631  $1,014,424   $(662,347)  $ 564,708
                            ===========  ========  ===========  ==========  ==========



                     The accompanying notes are an integral
                       part of these financial statements.


                            TRANS MAX TECHNOLOGIES, INC.
                              STATEMENT OF CASH FLOWS
                   FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002



                                                                 2003       2002
                                                              ----------  ---------
Cash flows from operating activities:
  Net income (loss)                                           $(314,809)  $(35,631)
  Adjustment to reconcile net income (loss) to net cash
    used in operating activities:
    Common stock issued for services                             10,533      1,021
    Depreciation expense                                          3,678      3,152
    Changes in operating assets and liabilities:
      Accounts receivable                                       (14,887)     3,901
      Inventory                                                  (6,493)      (634)
      Other assets                                              (23,351)         -
      Accounts payable and accrued expenses                         633      5,380
                                                              ----------  ---------

        Net cash provided by (used in) operating activities    (344,696)   (22,811)
                                                              ----------  ---------

Cash flows from investing activities:
  Purchase of property and equipment                           (435,057)         -
  Deposit on purchase of building                              (163,250)         -
  Increase in receivable from affiliates                        (29,894)         -
                                                              ----------  ---------

        Net cash used in investing activities                  (628,201)         -
                                                              ----------  ---------

Cash flows from financing activities:
  Proceeds from notes payable to stockholders                    53,400     20,000
  Line of credit, net                                           (22,800)     2,000
  Cash contributed by stockholders                              951,556          -
                                                              ----------  ---------

        Net cash provided by financing activities               982,156     22,000
                                                              ----------  ---------

Net increase (decrease) in cash and cash equivalents              9,259       (811)

Cash and cash equivalents, beginning of period                        -        811
                                                              ----------  ---------

Cash and cash equivalents, end of period                      $   9,259   $      -
                                                              ==========  =========


Supplemental cash flow information:

  Cash paid for interest                                      $   5,791   $ 10,028
                                                              ==========  =========

  Cash paid for income taxes                                  $       -   $      -
                                                              ==========  =========



                     The accompanying notes are an integral
                       part of these financial statements.

                          TRANS MAX TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS


1.     ORGANIZATION  AND  SIGNIFICANT  ACCOUNTING  POLICIES
       ----------------------------------------------------

Perma-Tune Electronics, Inc. ("Perma-Tune") was incorporated in 1993 in the state of Texas. The Company designs and manufactures high performance electronic ignition systems for distribution throughout the United States, Canada and Europe.

On July 21, 2003 Perma-Tune acquired 100% of the issued and outstanding stock of Trans Max Technologies, Inc. ("Trans Max"), a Nevada corporation, in exchange for 15,177,300 shares of Perma-Tune's common stock. As a result of this acquisition, the control of Perma-Tune shifted to the former shareholders of Trans Max and this transaction was treated as a recapitalization. As a part of this recapitalization, Perma-Tune Electronics, Inc. changed its name to Trans Max Technologies, Inc. (the "Company").

     MANAGEMENT  ESTIMATES
     ---------------------

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

     RESEARCH  AND  DEVELOPMENT
     --------------------------

Research and development activities are expensed as incurred, including costs relating to patents or rights which may result from such expenditures.

     REVENUE  RECOGNITION
     --------------------

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectibility is probable. Generally, these criteria are met at the time product is shipped. The Company provides for the estimated cost of product warranties upon shipment. The Company has a no return policy and has had no returns in the last two years. Shipping and handling costs are included in cost of goods sold.

     CONCENTRATIONS  OF  CREDIT  RISK
     --------------------------------

Financial instruments which subject the Company to concentrations of credit risk include cash and cash equivalents and accounts receivable. The Company maintains its cash and cash equivalents with major financial institutions selected based upon management's assessment of the banks' financial stability. Balances periodically exceed the $100,000 federal depository insurance limit. The Company has not experienced any losses on deposits. Accounts receivable generally arise from sales of services to customers operating in the United States. Collateral is generally not required for credit granted. During the years ended December 31, 2003 and 2002 three customers accounted for 44% and 53% of the Company's sales, respectively. As of December 31, 2003, $7,985 of the Company's trade receivables were due from these three customers. The Company provides allowances for potential credit losses when necessary.

     CASH  EQUIVALENTS
     -----------------

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents.

                          TRANS MAX TECHNOLOGIES, INC.
                  NOTES TO FINANCIAL STATEMENTS - (CONTINUED)


1.     ORGANIZATION  AND  SIGNIFICANT  ACCOUNTING  POLICIES,  CONTINUED
       ----------------------------------------------------------------

     PROPERTY  AND  EQUIPMENT
     ------------------------

Property and equipment is stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of three to seven years for office furniture and equipment. Leasehold improvements are depreciated over the shorter of the useful life of the improvement or the life of the related lease. Additions or improvements that increase the value or extend the life of an asset are capitalized. Expenditures for normal maintenance and repairs are expensed as incurred. Disposals are removed from the accounts at cost less accumulated depreciation and any gain or loss from disposition is reflected in operations currently.

     INVENTORIES
     -----------

Inventories are stated at the lower of cost or market, with cost determined on a first-in, first-out basis.

     INCOME  TAXES
     -------------

The Company uses the liability method in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and income tax carrying amounts of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance, if necessary, is provided against deferred tax assets, based upon management's assessment as to their realization.

     STOCK-BASED  COMPENSATION
     -------------------------

Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123") established financial accounting and reporting standards for stock-based employee compensation plans. It defined a fair value based method of accounting for an employee stock option or similar equity instrument and encouraged all entities to adopt that method of accounting for all of their employee stock compensation plans and include the cost in the income statement as compensation expense. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees". The Company accounts for compensation cost for employee stock option plans in accordance with APB Opinion No. 25.

     IMPAIRMENT  OF  LONG-LIVED  ASSETS
     ----------------------------------

In the event facts and circumstances indicate the carrying value of a long-lived asset, including associated intangibles, may be impaired, an evaluation of recoverability is performed by comparing the estimated future undiscounted cash flows associated with the asset to the asset's carrying amount to determine if a write-down to market value or discounted cash flow is required. Based upon management's evaluation, an impairment write-down of the Company's long-lived assets was not deemed necessary.

     FAIR  VALUE  OF  FINANCIAL  INSTRUMENTS
     ---------------------------------------

The Company includes fair value information in the notes to financial statements when the fair value of its financial instruments is different from the book value. When the book value approximates fair value, no additional disclosure is made.

                          TRANS MAX TECHNOLOGIES, INC.
                  NOTES TO FINANCIAL STATEMENTS - (CONTINUED)



1.     ORGANIZATION  AND  SIGNIFICANT  ACCOUNTING  POLICIES,  CONTINUED
       ----------------------------------------------------------------

     LOSS  PER  SHARE
     ----------------

Basic and diluted loss per share is computed on the basis of the weighted average number of shares of common stock outstanding during each period. Common equivalent shares from common stock options and warrants are excluded from the computation as their effect would dilute the loss per share for all periods presented.

     RECENTLY  ISSUED  ACCOUNTING  PRONOUNCEMENTS
     --------------------------------------------

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. In addition, SFAS No. 146 establishes that fair value is the objective for initial measurement of the liability. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002, but early adoption is permitted. The adoption of SFAS No. 146 did not have an impact on the Company's financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock Based Compensation", which amends SFAS No. 123 to provide alternative methods of transition for an entity that voluntarily changes to the fair value method of accounting for stock based employee compensation. It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock based employee compensation. Finally, SFAS No. 148 amends APB Opinion No. 28, "Interim Financial Reporting", to require disclosure of those effects in interim financial statements. SFAS No. 148 is effective for fiscal years ended after December 15, 2002, but early adoption is permitted. The Company adopted SFAS No. 148 on January 1, 2003. The adoption of SFAS No. 148 did not have a significant impact on its financial reporting.

In January 2003, the FASB issued FASB Interpretation (FIN) No. 46 "Consolidation of Variable Interest Entities." FIN No. 46 requires a company to consolidate a variable interest entity ("VIE") if the company has variable interests that give it a majority of the expected losses or a majority of the expected residual returns of the entity. Prior to FIN No. 46, VIE's were commonly referred to as SPE's. FIN No. 46 is effective immediately for VIE's created after January 31, 2003. This interpretation did not have a material effect on the Company's financial condition or results of operations.

                          TRANS MAX TECHNOLOGIES, INC.
                  NOTES TO FINANCIAL STATEMENTS - (CONTINUED)



1.     ORGANIZATION  AND  SIGNIFICANT  ACCOUNTING  POLICIES,  CONTINUED
       ----------------------------------------------------------------

     RECENTLY  ISSUED  ACCOUNTING  PRONOUNCEMENTS,  CONTINUED
     --------------------------------------------------------

In April 2003, the FASB issued SFAS No. 149, Amendment to Statement No. 133 on Derivative Instruments and Hedging Activities. This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133. The changes in SFAS No. 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. Those changes will result in more consistent reporting of contracts as either derivatives or hybrid instruments. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, except in certain instances detailed in the statement, and hedging relationships designated after June 30, 2003. Except as otherwise stated in SFAS No. 149, all provisions should be applied prospectively. The adoption of this statement did not have a material effect on the Company's financial condition or results of operations.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150, which is effective at the beginning of the first interim period beginning after June 15, 2003, must be implemented by reporting the cumulative effect of a change in accounting principle for financial instruments created before the issuance date of the statement and still existing at the beginning of the interim period of adoption. The statement requires that a financial instrument which falls within the scope of the statement to be classified and measured as a liability. The following financial instruments are required to be classified as liabilities: (1) shares that are mandatorily redeemable, (2) an obligation to repurchase the issuer's equity shares or one indexed to such an obligation and that requires or may require settlement by transferring assets and (3) the embodiment of an unconditional obligation that the issuer may or may not settle by issuing a variable number of equity shares if, at inception, the monetary value of the obligation is based on certain measurements defined in the statement. The adoption of this statement did not have a material effect on the Company's financial condition or results of operations.


2.     LIQUIDITY
       ---------

For the year ended December 31, 2003 and 2002, the Company had a net loss of $(314,809) and $(35,631) and had negative cash flows from operations of $(344,696) and $(22,811), respectively. Consequently, the Company has been dependent on additional capital contributions from shareholders and debt financing to fund its cash requirements, as well as revenues provided by the normal operations of the electronic ignition product line.

As of December 31, 2003 the Company's cash reserves totaled $9,259. The Company is continuing production and sales efforts as well as further research and development. During 2004 the Company expects to incur additional costs for research and development. It also expects to expand its sales and marketing effort. These efforts could significantly increase demand for the Company's products beyond the Company's current production capacity. While the Company believes it can increase its production capacity to meet sales demands, additional capital could be required to meet expansion requirements.

                          TRANS MAX TECHNOLOGIES, INC.
                  NOTES TO FINANCIAL STATEMENTS - (CONTINUED)



2.     LIQUIDITY  ISSUES,  CONTINUED
       -----------------------------

To assist with funding its operations, the Company's majority stockholders contributed additional paid-in capital of $951,556 during the year ended December 31, 2003. During 2004 and beyond the Company may require additional capital. There can be no assurance that any new capital would be available to the Company or that adequate funds for the Company's operations, whether from the Company's revenues, financial markets, or other arrangements will be available when needed or on terms satisfactory to the Company. The Company has no commitments from officers, directors or affiliates to provide funding. The failure of the Company to obtain adequate additional financing may require the Company to delay, curtail or scale back some or all of its research and development programs, sales and marketing efforts, and manufacturing operations.

Without additional capital funding, the Company believes it can operate at its current level of liquidity for twelve to twenty-four months. However, it is attempting to obtain short-term funding until operations can be expanded.


3.     INVENTORIES
       -----------

Inventories consisted of the following at December 31, 2003:

  Raw materials      $   35,794
  Finished goods          5,146
                     ----------

                     $   40,940
                     ==========


4.     PROPERTY AND EQUIPMENT
       ----------------------

Property and equipment, at December 31, 2003, consists of the following:

  Machinery and equipment          $   64,144
  Leasehold improvements              430,992
                                   ----------

                                      495,136
  Less accumulated depreciation       (60,423)
                                   ----------

  Property and equipment, net      $  434,713
                                   ==========


Depreciation expense was $3,678 and $3,152 for the years ended December 31, 2003 and 2002, respectively. Leasehold improvements of $430,992 represent additions made in connection with the renovation and possible purchase of a 65,000 square foot building in Ronkonkoma, New York.


5.     OTHER  ASSETS
       -------------

Included in other assets at December 31, 2003 is a $160,000 deposit and $3,250 of capitalized costs related to the purchase of a building in Ronkonkoma, New York that the Company expects to use for its operations.

                          TRANS MAX TECHNOLOGIES, INC.
                  NOTES TO FINANCIAL STATEMENTS - (CONTINUED)



6.     LINE  OF  CREDIT
       ----------------

The Company had a $25,000 line of credit with a bank that was collateralized by accounts receivable, inventory and equipment. The outstanding loan balance, interest and related fees were repaid in 2003. The account has been closed and the line of credit is no longer available.


7.     NOTES PAYABLE TO STOCKHOLDERS
       -----------------------------

Notes  payable  to stockholders at December 31, 2003 consisted of the following:

Note  payable  to  a  stockholder  bearing  interest  at
  10%  per  year  with  interest  payments  due  quarterly
  and  the  principal  due  on  demand.  This  note  is
  collateralized  by  inventory.                                     $   40,000

Note  payable  to  two  stockholders  and  current  employ-
  ees  of  the  Company  bearing  interest  at  10%  per  year with  all  interest  and  principal  due  June  28,  2004
  with  the  option  to  renew  the  note  for  30  day  periods.
  The  note  is  not  collateralized.                                    23,400

Note  payable  to  a  stockholder  and  officer/director  of the  Company.  There  is  no  formal  note  agreement;
  however,  the  note  bears  no  interest  and  is  due  on
  demand.  The  note  is  not  collateralized.                           50,000
                                                                     ----------

    Total  notes  payable  to  stockholders                          $  113,400
                                                                     ==========


8.     INCOME  TAXES
       -------------

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities, at December 31, 2003, were as follows:

     Deferred  tax  assets:
       Net  operating  loss  carry-forwards                          $  204,000
                                                                     ----------

         Total  deferred  tax  assets                                   204,000

       Valuation  allowance                                            (204,000)
                                                                     ----------

           Net  deferred  tax  assets                                   $     -
                                                                     ==========

The differences between the statutory income tax rate and the Company's effective income tax rate are as follows:

                                          2003       2002
                                          -----      -----
     Federal  statutory  rate               34%        34%
     Change  in  valuation  allowance      (34%)      (34%)
                                           ----       ----

           Benefit  for  income  taxes     -  %       -  %
                                          =====      =====

                          TRANS MAX TECHNOLOGIES, INC.
                  NOTES TO FINANCIAL STATEMENTS - (CONTINUED)



8.     INCOME  TAXES,  CONTINUED
       -------------------------

As of December 31, 2003, for U.S. federal income tax reporting purposes, the Company has approximately $600,000 of unused net operating losses ("NOLs") available for carryforward to future years. The benefit from carryforward of such NOLs will expire during the years ended December 31, 2011 to 2023. Because United States tax laws limit the time during which NOL carryforwards may be applied against future taxable income, the Company may be unable to take full advantage of its NOL for federal income tax purposes should the Company generate taxable income. Further, the benefit from utilization of NOL carryforwards could be subject to limitations due to the material ownership changes that occurred in the Company during 2003. Based on such limitations, the Company has significant NOL's for which realization of tax benefits is uncertain.


9.     STOCKHOLDERS'  EQUITY
       ---------------------

In connection with the Company's recapitalization (See Note 1), the Company adopted new articles of incorporation which were amended in March 2004 that authorized the Company to issue 500,000,000 shares of common stock with a par value of $0.001 per share. Since the Company's common stock did not previously have a stated par value, common stock for all periods presented has been restated to reflect the par value of $0.001 per share.

The Company's articles of incorporation also authorize the issuance of up to 10,000,000 shares of preferred stock with characteristics determined by the Company's board of directors. As of December 31, 2003 the Company has not issued any preferred stock.

Effective December 3, 2003 the Company's board of directors approved a two for one forward split of the Company's stock. As a result, 17,702,079 shares were issued to the stockholders of the Company. Par value of the stock remains at $0.001 per share and, accordingly, $17,702 was transferred from additional paid-in capital to common stock. Effective March 12, 2004 the Company's board of directors approved a six for one forward split of the Company's stock. As a result, 177,192,660 shares were issued to the stockholders of the Company. Par value of the stock remains at $0.001 per share and, accordingly, $177,192 was transferred from additional paid-in capital to common stock. All references to the number of common shares and per common share amounts have been restated to give retroactive effect to these stock splits for all periods presented.

     STOCK  OPTIONS
     --------------

The Company periodically issues non-qualified stock options to key employees, officers and directors to provide additional incentives to promote the success of the Company's business and to enhance the ability to attract and retain the services of qualified persons. The issuance of such options are approved by the Board of Directors. The exercise price of an option granted is determined by the fair market value of the stock on the date of grant.

The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation", requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options is greater than or equals the fair market value of the underlying stock on the date of grant, no compensation expense has been recognized.

                          TRANS MAX TECHNOLOGIES, INC.
                  NOTES TO FINANCIAL STATEMENTS - (CONTINUED)



9.     STOCKHOLDERS'  EQUITY,  CONTINUED
       ---------------------------------

Proforma information regarding net income and earnings per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option-pricing model. No options were granted or vested in 2002 and, accordingly, no option-pricing assumptions or proforma disclosures are presented for that year.

The Black-Scholes option valuation model was developed for use in estimating fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

For purposes of proforma disclosures, the estimated fair value of the options is included in expense over the option's vesting period or expected life.

On December 1, 2003, 1,950,000 of stock options were granted to employees with an exercise price of $0.17 per share. These options vest ratably at different times beginning in 2004 and ending in 2007 and expire ten years from the date of grant. The Company's proforma information for the year ended December 31, 2003 follows:

       Actual  net  income  (loss)                  $  (314,809)
                                                     ===========

       Proforma  net  income  (loss)                $  (314,809)
                                                     ===========

       Actual basis and diluted  net income (loss)
         per share                                   $    (0.00)
                                                      ==========

       Proforma basic and dilutive net income (loss)
         per  share                                  $    (0.00)
                                                      ==========

Option  Pricing  Assumptions:

        Dividend yield                                       0%
        Expected volatility                                100%
        Risk free interest                                 3.0%
        Expected lives                                 10 years

A summary of the Company's stock option activity and related information for the year ended December 31, 2003 follows:

                                     NUMBER OF
                                      SHARES
                                       UNDER     WEIGHTED-AVERAGE
                                      OPTIONS      EXERCISE PRICE
                                      --------     ---------------

  Outstanding - December 31, 2002        -                  -

  Granted                            1,950,000           $0.17
  Exercised                              -                  -
  Forfeited during 2003                  -                  -
                                      --------     ---------------

  Outstanding - December 31, 2003    1,950,000           $0.17
                                      =========    ===============

  Exercisable - December 31, 2003        -                  -
                                      =========    ===============

                          TRANS MAX TECHNOLOGIES, INC.
                  NOTES TO FINANCIAL STATEMENTS - (CONTINUED)



9.     STOCKHOLDERS'  EQUITY,  CONTINUED
       ---------------------------------

     STOCK WARRANTS
     --------------

On December 8, 1997 the Company issued an offering circular for 125,000 units priced at $2.00 per unit (pre-split). Each unit purchased entitled the investor to one share of common stock and three stock purchase warrants. Each warrant entitles the holder to purchase one share of stock for $2.00. The warrants expired on December 31, 2003 and were not exercised.

     Following is a summary of stock warrant activity (pre-split):



                                   NUMBER OF          EXERCISE    WEIGHTED
                                     SHARES             PRICE   AVERAGE PRICE
                           ---------------------------  ------  --------------
Warrants outstanding as of
    December 31, 2001               137,100             $ 2.00       $ 2.00

    Issued                             -                    -           -
    Expired                            -                    -           -
    Exercised                          -                    -           -
                           ---------------------------  ------  --------------

Warrants outstanding at
    December 31, 2002               137,100               2.00         2.00

    Issued                             -                    -           -
    Expired                        (137,100)              2.00         2.00
    Exercised                          -                    -           -
                           ---------------------------  ------  --------------

  Warrants outstanding at
    December 31, 2003                  -                    -           -
                           ===========================  ======  ==============



10.     COMMITMENTS
        -----------

     LEASE
     -----

The Company is currently operating in the building it is expecting to purchase. In accordance with a verbal agreement, beginning in January 2004 the Company is required to pay $30,000 per month until the closing of the purchase.

     EMPLOYMENT  AGREEMENTS
     ----------------------

During 2003 the Company entered into twenty-four to thirty month employment agreements with four of its employees. Under the terms of the agreements, these employees will receive base salaries ranging from $60,000 to $125,000 per year. In addition, three of the employees are to each receive 62,502 shares of the Company's common stock for each month of service until they each receive an aggregate of 1,500,000 shares. The other employee is to receive 18,750 shares of the Company's common stock for each month of service until he reaches an aggregate of 900,000 shares. During the year ended December 31, 2003 these employees received 1,731,192 shares of the Company's common stock.

                          TRANS MAX TECHNOLOGIES, INC.
                  NOTES TO FINANCIAL STATEMENTS - (CONTINUED)



11.     RELATED  PARTY  TRANSACTIONS
        ----------------------------

The Company has entered into three note payable agreements with certain of its stockholders (See Note 7. Included in accrued expenses at December 31, 2003 is accrued interest payable to these stockholders of $4,340 related to these notes. Included in interest expense for the years ended December 31, 2003 and 2002 was approximately $7,000 and $4,000, respectively, of interest related to these notes.

The Company has a license agreement with its Chief Scientist for its ignition system product line whereby it has acquired all of his rights to patents, trademarks, technical information and trade secrets through November 30, 2021 by payment of a yearly license fee of $1,000.

At December 31, 2003 the Company has $28,875 due from a company owned by the majority stockholders of the Company relating to a cash advance made in December 2003 to relocate this affiliated company to Ronkonkoma, New York, as well as $1,019 due from another related party in connection with the purchase of raw materials. There currently is no repayment plan for these receivables.

In November 2003, the Company agreed to provide a $1.5 million line of credit to provide products and services to Aero Marine Engine, Inc., a company owned by the majority stockholders of the Company. Pursuant to the agreement between the Company and Aero Marine Engine, Inc., for every $2 paid to the Company by Aero Marine Engine, Inc., the Company will extend $1 of credit, up to a maximum of $1.5 million dollars. As of December 31, 2003, the Company has not advanced any money under this agreement.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Board of Directors of the Company made the decision to change audit firms on May 6, 2003. This change was duly reported to the SEC on Form 8-K, as quoted below.

For the fiscal year ended December 31, 2002 and 2001, the firm of Malone & Bailey, PLLC ("Malone & Bailey") served as the Company's auditors. Effective May 6, 2003, the Board of Directors of the Company approved the change of accountants. On May 6, 2003, management of the Company dismissed Malone & Bailey and engaged Ham, Langston, & Brezina, as its independent public accountants to audit its financial statements for the fiscal year ended December 31, 2003. At no time had the Company previously consulted Ham, Langston, & Brezina regarding any accounting matters. This change was made solely to contain the Company's costs associated with accounting services and in an effort to get more responsive service.

During the period of engagement of Malone & Bailey, there were no disagreements between the Company and Malone & Bailey on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements (if not resolved to the satisfaction of Malone & Bailey) would have caused Malone & Bailey to make reference in connection with their report to the subject matter of the disagreements. The accountants' report on the financial statements of the Company for the fiscal years ended December 31, 2001 and 2002 did not contain any adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty or audit scope or accounting principles, except to express doubt as to the Company's ability to continue as a going concern.

The Company requested Malone & Bailey to furnish the Company with a letter addressed to the Securities and Exchange Commission stating whether Malone & Bailey agreed with the above statements, which letter was attached to a Form 8-K filed on May 8, 2003.

ITEM  8A.  EVALUATION  OF  DISCLOSURE  CONTROLS  AND  PROCEDURES

     (a) Evaluation of disclosure controls and procedures. Our chief executive officer and our chief financial officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this annual report (the "Evaluation Date"), have concluded that as of the Evaluation Date, our disclosure controls and procedures were adequate and designed to ensure that material information relating to us and our consolidated subsidiaries would be made known to them by others within those entities.

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

                                     PART  III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

DIRECTORS  AND  OFFICERS

The  Directors  and  Officers  of  the  Company  are  as  follows:

                                                                  Served  as  a
 Name                   Age      Position                       Director  Since:
 ----                   ---      --------                       ---------------
 Peter  Mergenthaler    63       President,  Chief  Executive           2003
                                 Officer  and  Director

 Paul  M.  Cervino      49       Chief  Financial  Officer,             2003
                                 and  Director

Peter Mergenthaler, age 63, has served as Chief Executive Officer, President and Director of the Company since July 21, 2003. Prior to serving the Company, Mr. Mergenthaler served as a consultant for HMS Financial, a private financing company. Mr. Mergenthaler has served as a consultant to various companies throughout his career. Mr. Mergenthaler served as a partner and general principal of Gallant Securities, Inc. for approximately seven years. Mr. Mergenthaler filed a petition of bankruptcy under Chapter 13 of the Bankruptcy Code on four separate occasions, April 26, 1999, March 8, 2000 and June 19, 2002(collectively referred to as the "Petitions"). The Petitions were subsequently dismissed on May 27, 1999, March 28, 2000, and November 15, 2002, respectively. The Pennsylvania securities Commission issued an Order to Cease and Desist against Mr. Mergenthaler, to halt the offer and sale of unregistered securities in Pennsylvania.

Paul M. Cervino, age 49, has served as Chief Financial Officer of the Company since August 1, 2003. In November 2003 he was elected as a Director and appointed Secretary of the Company. In February 2004, in addition to serving as Chief Financial Officer, Mr. Cervino was elected to serve as Chief Operating Officer. From January 1996 to July 2003, Mr. Cervino was employed by Allied Devices Corporation where he served in the various capacities of President, Chief Operating officer and Chief Financial Officer. Prior to 1996, he was employed by Sotheby's Holdings, Inc., an international auction house. From 1992 to 1995, he was a member of the European Board of Directors and Chief Financial Officer of Sotheby's Europe and Asia, operating in London. From 1985 to 1992, he was a Director and Chief Financial Officer and Administrative Officer of Sotheby's North America. From 1976 to 1985, he worked for Sotheby's in various other financial capacities. Mr. Cervino received a B.S. in Accounting from St. John's University and an M.B.A. in Finance from Pace University.

CODE  OF  ETHICS

The Board of Directors adopted a Code of Ethics in March 2004, meeting the requirements of Section 406 of the Sarbanes-Oxley Act of 2002. The Company will provide to any person without charge, upon request, a copy of such Code of Ethics. Persons wishing to make such a request should contact Peter Mergenthaler, Chief Executive Officer, 200 Trade Zone Drive, Ronkonkoma, New York 11779, (631) 285-7101.

ITEM 10. - EXECUTIVE COMPENSATION

Compensation paid to Officers and Directors is set forth in the Summary Compensation Table below. The Company may reimburse its Officers and Directors for any and all out-of-pocket expenses incurred relating to the business of the Company.



                             SUMMARY COMPENSATION TABLE

                                                        LONG-TERM COMPENSATION
                                                   ----------------------------
                            ANNUAL COMPENSATION          AWARDS       PAYOUTS
                          -----------------------  ------------------ -------
                                                               SECURITIES
                                                               UNDERLYING           ALL
                                           ANNUAL   RESTRICTED  OPTIONS/           OTHER
NAME AND PRINCIPAL                         COMPEN-    STOCK      SARs      LTIP    COMPEN-
     POSITION       YEAR  SALARY   BONUS   SATION    AWARD(S)   (NUMBER)  PAYOUTS  SATION
------------------  ----  -------  -----   ------    --------   --------  -------  ------

Peter Mergenthaler, 2003 $42,000(1) --       --         --        --         --        --
President, CEO and
Director

Paul M. Cervino,    2003 $57,100(2) --       --    $88,545(2)     --         --        --
CFO and Director

Lonnie Lenarduzzi,  2003 $45,000(3) --       --    $99,473(3)     --         --        --
Former President,   2002 $45,500    --       --         --        --         --        --
CEO and Director    2001 $45,800    --       --         --        --         --        --

(1) Peter Mergenthaler receives a $65,000 annual base salary for his services as CEO of the Company. The Company has not, however, entered into an employment agreement with Mr. Mergenthaler.

(2) Paul Cervino received a $125,000 annual base salary for his services as CFO pursuant to a twenty-four month employment agreement with the Company that began August 1, 2003. Mr. Cervino's annual base salary has since been adjusted to $200,000. As additional consideration, Mr. Cervino received 10,417 shares of the Company's common stock for each full month of service up to an aggregate of 250,000 shares of common stock without taking stock splits into account. During 2003, Mr. Cervino received 52,085 shares (or 500,016 post-forward split shares) pursuant to the employment agreement. On January 14, 2004, the Company's board of directors approved a resolution to pay Mr. Cervino the remainder of the shares to be issued as additional consideration, however, this issuance relates to compensation for the fiscal period ending December 31, 2004 and is not reflected in this table.

(3) Lonnie Lenarduzzi receives a $90,000 annual base salary for his services as an employee pursuant to a thirty-month employment agreement with the Company that began July 1, 2003. As additional consideration, Mr. Lenarduzzi received 10,416 shares of the Company's common stock for each full month of service up to an aggregate of 250,000 shares of common stock without taking stock splits into account. During 2003, Mr. Lenarduzzi received 62,496 shares (or 374,976 post-forward split shares) pursuant to the employment agreement. On January 14, 2004, the Company's board of directors approved a resolution to pay Mr. Lenarduzzi the remainder of the shares to be issued as additional consideration, however, this issuance relates to compensation for the fiscal period ending
December  31,  2004  and  is  not  reflected  in  this  table.

ITEM  11.  SECURITY  OWNERSHIP  OF  MANAGEMENT  AND  CERTAIN  SECURITY  HOLDERS

The following table sets forth information as of March 16, 2004, with respect to the beneficial ownership of the common stock by (i) each director and officer of the Company, (ii) all directors and officers as a group and (iii) each person known by the Company to own beneficially 5% or more of the common stock:



    Name and Address of                 Shares Owned             % of Class
    Beneficial Owner                   Beneficially(1)              Owned
-------------------                   ---------------           -----------
    Peter Mergenthaler                   27,319,140                 12.4%
    200 Trade Zone Drive
    Ronkonkoma, New York 11779

    Paul M, Cervino                      6,187,506                   2.8%
    200 Trade Zone Drive
    Ronkonkoma, New York 11779

    Murray H. Stark                     63,744,660                  28.8%
    200 Trade Zone Drive
    Ronkonkoma, New York 11779

    Garth S. Bailey                     27,319,140                  12.4%
    200 Trade Zone Drive
    Ronkonkoma, New York 11779

    Colonel Robert Fyn                  63,744,660                  28.8%
    200 Trade Zone Drive
    Ronkonkoma, New York 11779

   All Officers and Directors
   As a Group (currently 2 persons)     33,506,646                  15.2%

*Less  than  1%

    (1) The number of shares of common stock owned are those "beneficially owned" as determined under the rules of the Securities and Exchange Commission, including any shares of common stock as to which a person has sole or shared voting or investment power and any shares of common stock which the person has the right to acquire within 60 days through the exercise of any option, warrant or right. As of March 16, 2004, there were 221,112,474 shares of common stock outstanding.

ITEM  12.  -  Certain  Relationships  and  Related  Transactions

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

Paul M. Cervino and the Company entered into a twenty-four month employment contract whereby Mr. Cervino was to receive a $125,000 annual base salary as compensation for his services as CFO and additional compensation of 10,417 shares of the Company's common stock for each full month of service up to an aggregate of 250,000 shares of common stock without taking stock splits into account. Mr. Cervino's annual base salary has since been adjusted to $200,000. On January 14, 2004, the Company's board of directors approved a resolution to issue Mr. Cervino 197,915 shares (or 1,187,490 post-forward split shares) which constituted the remainder of the shares to be issued as additional consideration pursuant to Mr. Cervino's employment agreement with the Company. The shares were issued to Mr. Cervino as compensation for his services as CFO and as a Director for the fiscal period ending December 31, 2004.

On January 5, 2004 and January 14, 2004, the Company's board of directors approved resolutions to issue an aggregate of 750,000 shares (or 4,500,000 post-split shares) of common stock to Mr. Cervino as compensation for his services as CFO and as a Director for the fiscal period ending December 31, 2004.

In January 2004, Mr. Cervino, the Company's CFO, COO and a Director, agreed to provide the Company with a line of credit in the amount of $200,000 of which $100,000 is outstanding as of March 18, 2004. The line of credit bears interest at prime.

ITEM 13. -  EXHIBITS AND REPORTS ON FORM 8-K

a)     Exhibits

     Exhibit No.     Description

       2.1           Exchange Agreement                        (1)

       2.2           Plan of Merger between Trans Max          (2)
                     Technologies, Inc., and Perma-Tune
                     Electronics, Inc.

      3.1            Articles of Incorporation for Trans Max
                     Technologies, Inc.                          *

      3.2            Bylaws for Trans Max Technologies, Inc.     *

      3.3            Certificate of Amendment for Trans Max
                     Technologies, Inc.                        (3)

      10.1           Employment agreement between Lonnie       (4)
                     Lenarduzzi and Trans Max Technologies,
                     Inc.

      10.2           Employment agreement between Linda
                     Decker and Trans Max Technologies, Inc.   (4)

      10.3           Employment agreement between Randy
                     Knapp and Trans Max Technologies, Inc.    (4)

      10.4           Employment agreement between Paul M.
                     Cervino and Perma-Tune Electronics, Inc.  (4)

      10.5           Bonus agreement between Lonnie
                     Lenarduzzi, Linda Decker and Trans Max
                     Technologies, Inc.                        (4)

      16.1           Letter from Malone & Bailey, PLLC.        (5)

      31.1           Certification of Chief Executive Officer
                     pursuant to Section 302 of the Sarbanes-
                     Oxley Act of 2002                           *


      31.2           Certification of Chief Financial Officer
                     pursuant Section 302 of the Sarbanes-
                     Oxley Act of 2002                           *

      32.1           Certification of Chief Executive Officer
                     pursuant to Section 906 of the Sarbanes-
                     Oxley Act of 2002                           *

      32.2           Certification of Chief Financial Officer
                     pursuant to Section 906 of the Sarbanes-
                     Oxley Act of 2002                           *

(1) Filed as Exhibit 2.1 to the Company's Form 8-K filed with the Securities and Exchange Commission on August 14, 2003, and incorporated herein by reference.

(2) Filed as Exhibit 2.1 to the Company's Form 8-K filed with the Securities and Exchange Commission on December 12, 2003, and incorporated herein by reference.

(3) Filed as Exhibit 3.1 to the Company's Form 8-K filed with the Securities and Exchange Commission on March 18, 2004, and incorporated herein by reference.

(4) Filed as Exhibits 10.1, 10.2, 10.3, 10.4 and 10.5 to the Company's Form 10-QSB filed with the Securities and Exchange Commission on August 19, 2003, and incorporated herein by reference.

(5) Filed as Exhibits 16.1 to the Company's Form 8-K filed with the Securities and Exchange Commission on May 8, 2003, and incorporated herein by reference.

*     Filed  herein.

b)  Reports  on  Form  8-K

On December 2, 2003, the Company filed a report on Form 8-K to report an Annual Shareholders meeting at which the shareholders elected two directors, approved a plan of merger whereby the Company changed its domicile, changed its name and effected a 2:1 forward split, and approved an employee stock option plan. The Company also reported a change of stock symbol and a merger between two of its subsidiaries.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT  FEES

The aggregate fees billed for each of the fiscal years ended December 31, 2003 and 2002 for professional services rendered by the principal accountant for the audit of the Company's annual financial statements was $14,500 and $12,000, respectively. The aggregate fees billed for each of the fiscal years ended December 31, 2003 and 2002 for professional services rendered by the principal accountant for review of the financial statements included in the registrant's Form 10-QSB or for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was $7,000 and $6,600, respectively.

AUDIT  RELATED  FEES

None

TAX  FEES

None

ALL  OTHER  FEES

The aggregate fees billed for each of the fiscal years ended December 31, 2003 and 2002 for products and services provided by the principal accountant, other than the services reported above was $0 and $0, respectively.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Trans Max Technologies, INC.

Date: March  19, 2004
By: /s/ Peter Mergenthaler
        ------------------
    Peter Mergenthaler
    Chief Executive Officer

EXHIBIT 3.1



                            ARTICLES OF INCORPORATION
                                       OF
                          TRANS MAX TECHNOLOGIES, INC.


                                   ARTICLE I.

The  name  of  the  corporation  (hereinafter  called  the  "Corporation")  is:

Trans Max Technologies, Inc.

                                  ARTICLE II.

The resident agent and registered office of the Corporation within the State of Nevada is Rita S. Dickson, 1161 Ambassador Dr., Reno, Nevada 89523.

                                  ARTICLE III.

The nature of the business of the Corporation and the objects or the purposes to be transacted, promoted, or carried on by it are as follows:

To engage in any lawful activity for which Corporations may be incorporated under the Nevada General Corporation Law.

                                  ARTICLE IV.

The total number of shares of stock that the Corporation shall have authority to issue is 210,000,000, consisting of 200,000,000 shares of common stock, par value $.001 per share ("Common Stock"), and 10,000,000 shares of preferred stock par value $.001 per share ("Preferred Stock").

Shares of Preferred Stock of the Corporation may be issued from time to time in one or more series, each of which shall have such distinctive designation or title as shall be determined by the Board of Directors of the Corporation ("Board of Directors") prior to the issuance of any shares thereof. Preferred Stock shall have such voting powers, full or limited, or no voting powers, and such preferences and relative, participating, optional or other special rights and such qualifications, limitations or restrictions thereof, as shall be stated in such resolution or resolutions providing for the issue of such class or series of Preferred Stock as may be adopted from time to time by the Board of Directors prior to the issuance of any shares thereof. The number of authorized shares of Preferred Stock may be increased or decreased (but not below the number of shares thereof then outstanding) by the affirmative vote of the holders of a majority of the voting power of all the then outstanding shares of the capital stock of the corporation entitled to vote generally in the election of the directors (the "Voting Stock"), voting together as a single class, without a separate vote of the holders of the Preferred Stock, or any series thereof, unless a vote of any such holders is required pursuant to any Preferred Stock Designation.

                                   ARTICLE V.

The governing Board of the Corporation shall be styled as a "Board of Directors", and any member of said Board shall be styled as a "Director".

The number of members constituting the first Board of Directors of the Corporation is one (1); and the name and the post office address of each said member is as follows:


NAME                          ADDRESS

Peter Mergenthaler     199 Trade Zone Drive
                       Ronkonkoma, New York 11779

The number of directors of the Corporation may be increased or decreased in the manner provided in the Bylaws of the Corporation; provided, that the number of directors shall never be less than one. In the interim between elections of directors by stockholders entitled to vote, all vacancies, including vacancies caused by an increase in the number of directors and including vacancies resulting from the removal of directors by the stockholders entitled to vote which are not filled by said stockholders, may be filled by the remaining directors, though less than a quorum.

                                  ARTICLE VI.

No fully paid shares of any class of stock of the Corporation shall be subject to any further call or assessment in any manner or for any cause. The good faith determination of the Board of Directors of the Corporation shall be final as to the value received in consideration of the issuance of fully paid shares.

                                  ARTICLE VII.

The name and the post office address of the incorporator signing these Articles of Incorporation is as follows:

NAME                          ADDRESS

David M. Loev     2777 Allen Parkway, Suite 1000
                  Houston, Texas 77019

                                  ARTICLE VIII.

The  Corporation  shall  have  perpetual  existence.

                                   ARTICLE IX.

The holders of a majority of the outstanding shares of stock which have voting power shall constitute a quorum at a meeting of stockholders for the transaction of any business unless the action to be taken at the meeting shall require a greater proportion.

In furtherance and not in limitation of the powers conferred by statute, the Board of Directors is expressly authorized to fix the amount to be reserved as working capital over and above its paid-in capital stock, and to authorize and cause to be executed, mortgages and liens upon the real and personal property of the Corporation.

                                   ARTICLE X.

The personal liability of the directors of the Corporation is hereby eliminated to the fullest extent permitted by the Nevada General Corporation Law, as the same may be amended and supplemented.

                                   ARTICLE XI.

The Corporation shall, to the fullest extent permitted by the Nevada General Corporation Law, as the same may be amended and supplemented, indemnify any an all persons whom it shall have power to indemnify under said Law from and against any and all of the expenses, liabilities, or other matters referred to in or covered by said Law, and the indemnification provided for herein shall not be deemed exclusive of any other rights to which those indemnified may be entitled under any Bylaw, agreement, vote of stockholders or disinterested directors or otherwise, both as to action in his official capacity and as to action in another capacity while holding such office, and shall continue as to a person who has ceased to be a director, officer, employee, or agent and shall inure to the benefit of the heirs, executors, and administrators of such a person.

                                  ARTICLE XII.

The Corporation reserves the right to amend, alter, change, or repeal any provision contained in these Articles of Incorporation in the manner now or hereafter prescribed by statute, and all rights conferred upon stockholders herein are granted subject to this reservation.

                                  ARTICLE XIII.

Shareholders of the Corporation shall not have cumulative voting rights nor preemptive rights.

Signed  this  22nd  day  of  July,  2003.


TRANS  MAX  TECHNOLOGIES,  INC.


By: /S/ David Loev
--------------------------
David  Loev,  Incorporator

EXHIBIT 3.2



                                     BYLAWS
                                       OF
                          TRANS MAX TECHNOLOGIES, INC.
                              A FLORIDA CORPORATION

                                   ARTICLE 1.

                                  DEFINITIONS


1.1     Definitions.  Unless the context clearly requires otherwise, in these
        -----------
Bylaws:

(a)  "Board"  means  the  board  of  directors  of  the  Company.

(b) "Bylaws" means these bylaws as adopted by the Board and includes amendments subsequently adopted by the Board or by the Stockholders.

(c) "Articles of Incorporation" means the Articles of Incorporation of Trans Max Technologies, Inc., as filed with the Secretary of State of the State of Florida and includes all amendments thereto and restatements thereof subsequently filed.

(d)  "Company"  means  Trans  Max  Technologies,  Inc.,  a  Florida corporation.

(e)  "Section"  refers  to  sections  of  these  Bylaws.

(f)  "Stockholder"  means  stockholders  of  record  of  the  Company.

1.2     Offices.  The title of an office refers to the person or persons who at
        -------
any given time perform the duties of that particular office for the Company.

                                   ARTICLE 2.

                                    OFFICES

2.1     Principal Office.  The Company may locate its principal office within or
        ----------------
without the state of incorporation as the Board may determine.

2.2     Registered Office.  The registered office of the Company required by law
        -----------------
to be maintained in the state of incorporation may be, but need not be, the same as the principal place of business of the Company. The Board may change the address of the registered office from time to time.

2.3     Other Offices.  The Company may have offices at such other places,
        -------------
either within or without the state of incorporation, as the Board may designate or as the business of the Company may require from time to time.

                                   ARTICLE 3.

                            MEETINGS OF STOCKHOLDERS

3.1     Annual Meetings.  The Stockholders of the Company shall hold their
        ---------------
annual meetings for the purpose of electing directors and for the transaction of such other proper business as may come before such meetings at such time, date and place as the Board shall determine by resolution.

3.2     Special Meetings.  The Board, the Chairman of the Board, the President
        ----------------
or a committee of the Board duly designated and whose powers and authority include the power to call meetings may call special meetings of the Stockholders of the Company at any time for any purpose or purposes. Special meetings of the Stockholders of the Company may also be called by the holders of at least 30% of all shares entitled to vote at the proposed special meeting.

3.3     Place of Meetings.  The Stockholders shall hold all meetings at such
        -----------------
places, within or without the State of Florida, as the Board or a committee of the Board shall specify in the notice or waiver of notice for such meetings.

3.4     Notice of Meetings.  Except as otherwise required by law, the Board or a
        ------------------
committee of the Board shall give notice of each meeting of Stockholders, whether annual or special, not less than 10 nor more than 50 days before the date of the meeting. The Board or a committee of the Board shall deliver a notice to each Stockholder entitled to vote at such meeting by delivering a typewritten or printed notice thereof to him personally, or by depositing such notice in the United States mail, in a postage prepaid envelope, directed to him at his address as it appears on the records of the Company, or by transmitting a notice thereof to him at such address by telegraph, telecopy, cable or wireless. If mailed, notice is given on the date deposited in the United States mail, postage prepaid, directed to the Stockholder at his address as it appears on the records of the Company. An affidavit of the Secretary or an Assistant Secretary or of the Transfer Agent of the Company that he has given notice shall constitute, in the absence of fraud, prima facie evidence of the facts stated therein.

     Every notice of a meeting of the Stockholders shall state the place, date and hour of the meeting and, in the case of a special meeting, also shall state the purpose or purposes of the meeting. Furthermore, if the Company will maintain the list at a place other than where the meeting will take place, every notice of a meeting of the Stockholders shall specify where the Company will maintain the list of Stockholders entitled to vote at the meeting.

3.5     Stockholder Notice.  Subject to the Articles of Incorporation, the
        ------------------
Stockholders who intend to nominate persons to the Board of Directors or propose any other action at an annual meeting of Stockholders must timely notify the Secretary of the Company of such intent. To be timely, a Stockholder's notice must be delivered to or mailed and received at the principal executive offices of the Company not less than 50 days nor more than 90 days prior to the date of such meeting; provided, however, that in the event that less than 75 days' notice of the date of the meeting is given or made to Stockholders, notice by the Stockholder to be timely must be received not later than the close of business on the 15th day following the date on which such notice of the date of the annual meeting was mailed. Such notice must be in writing and must include a
(i) a brief description of the business desired to the brought before the annual meeting and the reasons for conducting such business at the meeting; (ii) the name and record address of the Stockholder proposing such business; (iii) the class, series and number of shares of capital stock of the Company which are beneficially owned by the Stockholder; and (iv) any material interest of the Stockholder in such business. The Board of Directors reserves the right to refuse to submit any such proposal to stockholders at an annual meeting if, in its judgment, the information provided in the notice is inaccurate or incomplete.

3.6     Waiver of Notice.  Whenever these Bylaws require written notice, a
        ----------------
written waiver thereof, signed by the person entitled to notice, whether before or after the time stated therein, shall constitute the equivalent of notice. Attendance of a person at any meeting shall constitute a waiver of notice of such meeting, except when the person attends the meeting for the express purpose of objecting, at the beginning of the meeting, to the transaction of any business because the meeting is not lawfully called or convened. No written waiver of notice need specify either the business to be transacted at, or the purpose or purposes of any regular or special meeting of the Stockholders, directors or members of a committee of the Board.

3.7     Adjournment of Meeting.  When the Stockholders adjourn a meeting to
        ----------------------
another time or place, notice need not be given of the adjourned meeting if the time and place thereof are announced at the meeting at which the adjournment is taken. At the adjourned meeting, the Stockholders may transact any business which they may have transacted at the original meeting. If the adjournment is for more than 30 days or, if after the adjournment, the Board or a committee of the Board fixes a new record date for the adjourned meeting, the Board or a committee of the Board shall give notice of the adjourned meeting to each Stockholder of record entitled to vote at the meeting.

3.8     Quorum.  Except as otherwise required by law, the holders of a majority
        ------
of all of the shares of the stock entitled to vote at the meeting, present in person or by proxy, shall constitute a quorum for all purposes at any meeting of the Stockholders. In the absence of a quorum at any meeting or any adjournment thereof, the holders of a majority of the shares of stock entitled to vote who are present, in person or by proxy, or, in the absence therefrom of all the Stockholders, any officer entitled to preside at, or to act as secretary of, such meeting may adjourn such meeting to another place, date or time.

     If the chairman of the meeting gives notice of any adjourned special meeting of Stockholders to all Stockholders entitled to vote thereat, stating that the minimum percentage of stockholders for a quorum as provided by Florida law shall constitute a quorum, then, except as otherwise required by law, that percentage at such adjourned meeting shall constitute a quorum and a majority of the votes cast at such meeting shall determine all matters.

3.9     Organization.  Such person as the Board may have designated or, in the
        ------------
absence of such a person, the highest ranking officer of the Company who is present shall call to order any meeting of the Stockholders, determine the presence of a quorum, and act as chairman of the meeting. In the absence of the Secretary or an Assistant Secretary of the Company, the chairman shall appoint someone to act as the secretary of the meeting.

3.10     Conduct of Business.  The chairman of any meeting of Stockholders shall
         -------------------
determine the order of business and the procedure at the meeting, including such regulations of the manner of voting and the conduct of discussion as he deems in order.

3.11     List of Stockholders.  At least 10 days before every meeting of
         --------------------
Stockholders, the Secretary shall prepare a list of the Stockholders entitled to vote at the meeting or any adjournment thereof, arranged in alphabetical order, showing the address of each Stockholder and the number of shares registered in the name of each Stockholder. The Company shall make the list available for examination by any Stockholder for any purpose germane to the meeting, during ordinary business hours, for a period of at least 10 days prior to the meeting, either at a place within the city where the meeting will take place or at the place designated in the notice of the meeting.

     The Secretary shall produce and keep the list at the time and place of the meeting during the entire duration of the meeting, and any Stockholder who is present may inspect the list at the meeting. The list shall constitute presumptive proof of the identity of the Stockholders entitled to vote at the meeting and the number of shares each Stockholder holds.

     A determination of Stockholders entitled to vote at any meeting of Stockholders pursuant to this Section shall apply to any adjournment thereof.

3.12     Fixing of Record Date.  For the purpose of determining Stockholders
         ---------------------
entitled to notice of or to vote at any meeting of Stockholders or any adjournment thereof, or Stockholders entitled to receive payment of any dividend, or in order to make a determination of Stockholders for any other proper purpose, the Board or a committee of the Board may fix in advance a date as the record date for any such determination of Stockholders. However, the Board shall not fix such date, in any case, more than 60 days nor less than 10 days prior to the date of the particular action.

     If the Board or a committee of the Board does not fix a record date for the determination of Stockholders entitled to notice of or to vote at a meeting of Stockholders, the record date shall be at the close of business on the day next preceding the day on which notice is given or if notice is waived, at the close of business on the day next preceding the day on which the meeting is held or the date on which the Board adopts the resolution declaring a dividend.

3.13     Voting of Shares.  Each Stockholder shall have one vote for every share
         ----------------
of stock having voting rights registered in his name on the record date for the meeting. The Company shall not have the right to vote treasury stock of the Company, nor shall another corporation have the right to vote its stock of the Company if the Company holds, directly or indirectly, a majority of the shares entitled to vote in the election of directors of such other corporation. Persons holding stock of the Company in a fiduciary capacity shall have the right to vote such stock. Persons who have pledged their stock of the Company shall have the right to vote such stock unless in the transfer on the books of the Company the pledgor expressly empowered the pledgee to vote such stock. In that event, only the pledgee, or his proxy, may represent such stock and vote thereon.

     A plurality of the votes of the shares present in person or represented by proxy at the meeting and entitled to vote shall determine all elections and, except when the law or Articles of Incorporation requires otherwise, the affirmative vote of a majority of the shares present in person or represented by proxy at the meeting and entitled to vote shall determine all other matters.

     Where a separate vote by a class or classes is required, a majority of the outstanding shares of such class or classes, present in person or represented by proxy, shall constitute a quorum entitled to take action with respect to that vote on that matter and the affirmative vote of the majority of shares of such class or classes present in person or represented by proxy at the meeting shall be the act of such class.

     The Stockholders may vote by voice vote on all matters. Upon demand by a Stockholder entitled to vote, or his proxy, the Stockholders shall vote by ballot. In that event, each ballot shall state the name of the Stockholder or proxy voting, the number of shares voted and such other information as the Company may require under the procedure established for the meeting.

3.14     Inspectors.  At any meeting in which the Stockholders vote by ballot,
         ----------
the chairman may appoint one or more inspectors. Each inspector shall take and sign an oath to execute the duties of inspector at such meeting faithfully, with strict impartiality, and according to the best of his ability. The inspectors shall ascertain the number of shares outstanding and the voting power of each; determine the shares represented at a meeting and the validity of proxies and ballots; count all votes and ballots; determine and retain for a reasonable period a record of the disposition of any challenges made to any determination by the inspectors; and certify their determination of the number of shares represented at the meeting, and their count of all votes and ballots. The certification required herein shall take the form of a subscribed, written report prepared by the inspectors and delivered to the Secretary of the Company. An inspector need not be a Stockholder of the Company, and any officer of the Company may be an inspector on any question other than a vote for or against a proposal in which he has a material interest.

3.15     Proxies.  A Stockholder may exercise any voting rights in person or by
         -------
his proxy appointed by an instrument in writing, which he or his authorized attorney-in-fact has subscribed and which the proxy has delivered to the secretary of the meeting pursuant to the manner prescribed by law.

     A proxy is not valid after the expiration of 13 months after the date of its execution, unless the person executing it specifies thereon the length of time for which it is to continue in force (which length may exceed 12 months) or limits its use to a particular meeting. Each proxy is irrevocable if it expressly states that it is irrevocable and if, and only as long as, it is coupled with an interest sufficient in law to support an irrevocable power.

     The attendance at any meeting of a Stockholder who previously has given a proxy shall not have the effect of revoking the same unless he notifies the Secretary in writing prior to the voting of the proxy.

3.16     Action by Consent.  Any action required to be taken at any annual or
         -----------------
special meeting of stockholders of the Company or any action which may be taken at any annual or special meeting of such stockholders, may be taken without a meeting, without prior notice and without a vote, if a consent or consents in writing setting forth the action so taken, shall be signed by the holders of outstanding stock having not less than the minimum number of votes that would be necessary to authorize or take such action at a meeting at which all shares entitled to vote thereon were present and voted and shall be delivered to the Company by delivery to its registered office, its principal place of business, or an officer or agent of the Company having custody of the book in which proceedings of meetings of stockholders are recorded. Delivery made to the Company's registered office shall be by hand or by certified or registered mail, return receipt requested.

          Every written consent shall bear the date of signature of each stockholder who signs the consent, and no written consent shall be effective to take the corporate action referred to therein unless, within 50 days of the earliest dated consent delivered in the manner required by this section to the Company, written consents signed by a sufficient number of holders to take action are delivered to the Company by delivery to its registered office, its principal place of business or an officer or agent of the Company having custody of the book in which proceedings of meetings of stockholders are recorded. Delivery made to the Company's registered office shall be by hand or by certified or registered mail, return receipt requested.

     Prompt notice of the taking of the corporate action without a meeting by less than unanimous written consent shall be given to those stockholders who have not consented in writing.

                                   ARTICLE 4.

                               BOARD OF DIRECTORS

4.1     General Powers.  The Board shall manage the property, business and
        --------------
affairs of the Company.

4.2     Number.  The number of directors who shall constitute the Board shall
        ------
equal not less than 1 nor more than 10, as the Board or majority stockholders may determine by resolution from time to time.

4.3     Election of Directors and Term of Office.  The Stockholders of the
        ----------------------------------------
Company shall elect the directors at the annual or adjourned annual meeting (except as otherwise provided herein for the filling of vacancies). Each director shall hold office until his death, resignation, retirement, removal, or disqualification, or until his successor shall have been elected and qualified.

4.4     Resignations. Any director of the Company may resign at any time by
        ------------
giving written notice to the Board or to the Secretary of the Company. Any resignation shall take effect upon receipt or at the time specified in the notice. Unless the notice specifies otherwise, the effectiveness of the resignation shall not depend upon its acceptance.

4.5     Removal. Stockholders holding a majority of the outstanding shares
        -------
entitled to vote at an election of directors may remove any director or the entire Board of Directors at any time, with or without cause.

4.6     Vacancies. Any vacancy on the Board, whether because of death,
        ---------
resignation, disqualification, an increase in the number of directors, or any other cause may be filled by a majority of the remaining directors, a sole remaining director, or the majority stockholders. Any director elected to fill a vacancy shall hold office until his death, resignation, retirement, removal, or disqualification, or until his successor shall have been elected and qualified.

4.7     Chairman of the Board.  At the initial and annual meeting of the Board,
        ---------------------
the directors may elect from their number a Chairman of the Board of Directors. The Chairman shall preside at all meetings of the Board and shall perform such other duties as the Board may direct. The Board also may elect a Vice Chairman and other officers of the Board, with such powers and duties as the Board may designate from time to time.

4.8     Compensation. The Board may compensate directors for their services and
        ------------
may provide for the payment of all expenses the directors incur by attending meetings of the Board or otherwise.

                                   ARTICLE 5.

                              MEETINGS OF DIRECTORS

5.1     Regular Meetings.  The Board may hold regular meetings at such places,
        ----------------
dates and times as the Board shall establish by resolution. If any day fixed for a meeting falls on a legal holiday, the Board shall hold the meeting at the same place and time on the next succeeding business day. The Board need not give notice of regular meetings.

5.2     Place of Meetings.  The Board may hold any of its meetings in or out of
        -----------------
the State of Florida, at such places as the Board may designate, at such places as the notice or waiver of notice of any such meeting may designate, or at such places as the persons calling the meeting may designate.

5.3     Meetings by Telecommunications.  The Board or any committee of the Board
        ------------------------------
may hold meetings by means of conference telephone or similar telecommunications equipment that enable all persons participating in the meeting to hear each other. Such participation shall constitute presence in person at such meeting.

5.4     Special Meetings.  The Chairman of the Board, the President, or one-half
        ----------------
of the directors then in office may call a special meeting of the Board. The person or persons authorized to call special meetings of the Board may fix any place, either in or out of the State of Florida as the place for the meeting.

5.5     Notice of Special Meetings. The person or persons calling a special
        --------------------------
meeting of the Board shall give written notice to each director of the time, place, date and purpose of the meeting of not less than three business days if by mail and not less than 24 hours if by telegraph or in person before the date of the meeting. If mailed, notice is given on the date deposited in the United States mail, postage prepaid, to such director. A director may waive notice of any special meeting, and any meeting shall constitute a legal meeting without notice if all the directors are present or if those not present sign either before or after the meeting a written waiver of notice, a consent to such meeting, or an approval of the minutes of the meeting. A notice or waiver of notice need not specify the purposes of the meeting or the business which the Board will transact at the meeting.

5.6     Waiver by Presence.  Except when expressly for the purpose of objecting
        ------------------
to the legality of a meeting, a director's presence at a meeting shall constitute a waiver of notice of such meeting.

5.7     Quorum.  A majority of the directors then in office shall constitute a
        ------
quorum for all purposes at any meeting of the Board. In the absence of a quorum, a majority of directors present at any meeting may adjourn the meeting to another place, date or time without further notice. No proxies shall be given by directors to any person for purposes of voting or establishing a quorum at a directors meetings.

5.8     Conduct of Business.  The Board shall transact business in such order
        -------------------
and manner as the Board may determine. Except as the law requires otherwise, the Board shall determine all matters by the vote of a majority of the directors present at a meeting at which a quorum is present. The directors shall act as a Board, and the individual directors shall have no power as such.

5.9     Action by Consent.  The Board or a committee of the Board may take any
        -----------------
required or permitted action without a meeting if all members of the Board or committee consent thereto in writing and file such consent with the minutes of the proceedings of the Board or committee.

                                   ARTICLE 6.

                                   COMMITTEES

6.1     Committees of the Board.  The Board may designate, by a vote of a
        -----------------------
majority of the directors then in office, committees of the Board. The committees shall serve at the pleasure of the Board and shall possess such lawfully delegable powers and duties as the Board may confer.

6.2     Selection of Committee Members.  The Board shall elect by a vote of a
        ------------------------------
majority of the directors then in office a director or directors to serve as the member or members of a committee. By the same vote, the Board may designate other directors as alternate members who may replace any absent or disqualified member at any meeting of a committee. In the absence or disqualification of any member of any committee and any alternate member in his place, the member or members of the committee present at the meeting and not disqualified from voting, whether or not he or they constitute a quorum, may appoint by unanimous vote another member of the Board to act at the meeting in the place of the absent or disqualified member.

6.3     Conduct of Business.  Each committee may determine the procedural rules
        -------------------
for meeting and conducting its business and shall act in accordance therewith, except as the law or these Bylaws require otherwise. Each committee shall make adequate provision for notice of all meetings to members. A majority of the members of the committee shall constitute a quorum, unless the committee consists of one or two members. In that event, one member shall constitute a quorum. A majority vote of the members present shall determine all matters. A committee may take action without a meeting if all the members of the committee consent in writing and file the consent or consents with the minutes of the proceedings of the committee.

6.3     Authority.  Any committee, to the extent the Board provides, shall have
        ---------
and may exercise all the powers and authority of the Board in the management of the business and affairs of the Company, and may authorize the affixation of the Company's seal to all instruments which may require or permit it. However, no committee shall have any power or authority with regard to amending the Articles of Incorporation, adopting an agreement of merger or consolidation, recommending to the Stockholders the sale, lease or exchange of all or substantially all of the Company's property and assets, recommending to the Stockholders a dissolution of the Company or a revocation of a dissolution of the Company, or amending these Bylaws of the Company. Unless a resolution of the Board expressly provides, no committee shall have the power or authority to declare a dividend, to authorize the issuance of stock, or to adopt a certificate of ownership and merger.

6.4     Minutes. Each committee shall keep regular minutes of its proceedings
        -------
and  report  the  same  to  the  Board  when  required.

                                   ARTICLE 7.

                                    OFFICERS

7.1     Officers of the Company.  The officers of the Company shall consist of a
        -----------------------
President, a Secretary and such Vice Presidents, Assistant Secretaries, Assistant Treasurers, and other officers as the Board may designate and elect from time to time. The same person may hold at the same time any two or more offices.

7.2     Election and Term. The Board shall elect the officers of the Company.
        -----------------
Each officer shall hold office until his death, resignation, retirement, removal or disqualification, or until his successor shall have been elected and qualified.

7.3     Compensation of Officers.  The Board shall fix the compensation of all
        ------------------------
officers of the Company. No officer shall serve the Company in any other capacity and receive compensation, unless the Board authorizes the additional compensation.

7.4     Removal of Officers and Agents.  The Board may remove any officer or
        ------------------------------
agent  it  has  elected  or  appointed  at  any  time,  with  or  without cause.

7.5     Resignation of Officers and Agents.  Any officer or agent the Board has
        ----------------------------------
elected or appointed may resign at any time by giving written notice to the Board, the Chairman of the Board, the President, or the Secretary of the Company. Any such resignation shall take effect at the date of the receipt of such notice or at any later time specified. Unless otherwise specified in the notice, the Board need not accept the resignation to make it effective.

7.6     Bond.  The Board may require by resolution any officer, agent, or
        ----
employee of the Company to give bond to the Company, with sufficient sureties conditioned on the faithful performance of the duties of his respective office or agency. The Board also may require by resolution any officer, agent or employee to comply with such other conditions as the Board may require from time to time.

7.7     President.  The President shall be the chief operating officer of the
        ---------
Company and, subject to the Board's control, shall supervise and direct all of the business and affairs of the Company. When present, he shall sign (with or without the Secretary, an Assistant Secretary, or any other officer or agent of the Company which the Board has authorized) deeds, mortgages, bonds, contracts or other instruments which the Board has authorized an officer or agent of the Company to execute. However, the President shall not sign any instrument which the law, these Bylaws, or the Board expressly require some other officer or agent of the Company to sign and execute. In general, the President shall perform all duties incident to the office of President and such other duties as the Board may prescribe from time to time.

7.8     Vice Presidents.  In the absence of the President or in the event of his
        ---------------
death, inability or refusal to act, the Vice Presidents in the order of their length of service as Vice Presidents, unless the Board determines otherwise, shall perform the duties of the President. When acting as the President, a Vice President shall have all the powers and restrictions of the Presidency. A Vice
President shall perform such other duties as the President or the Board may assign to him from time to time.

7.9     Secretary.  The Secretary shall (a) keep the minutes of the meetings of
        ---------
the Stockholders and of the Board in one or more books for that purpose, (b) give all notices which these Bylaws or the law requires, (c) serve as custodian of the records and seal of the Company, (d) affix the seal of the corporation to all documents which the Board has authorized execution on behalf of the Company under seal, (e) maintain a register of the address of each Stockholder of the Company, (f) sign, with the President, a Vice President, or any other officer or agent of the Company which the Board has authorized, certificates for shares of the Company, (g) have charge of the stock transfer books of the Company, and (h) perform all duties which the President or the Board may assign to him from time to time.

7.10     Assistant Secretaries.  In the absence of the Secretary or in the event
         ---------------------
of his death, inability or refusal to act, the Assistant Secretaries in the order of their length of service as Assistant Secretary, unless the Board determines otherwise, shall perform the duties of the Secretary. When acting as the Secretary, an Assistant Secretary shall have the powers and restrictions of the Secretary. An Assistant Secretary shall perform such other duties as the President, Secretary or Board may assign from time to time.

7.11     Treasurer. The Treasurer shall (a) have responsibility for all funds
         ---------
and securities of the Company, (b) receive and give receipts for moneys due and payable to the corporation from any source whatsoever, (c) deposit all moneys in the name of the Company in depositories which the Board selects, and (d) perform all of the duties which the President or the Board may assign to him from time to time.

7.12     Assistant Treasurers.  In the absence of the Treasurer or in the event
         --------------------
of his death, inability or refusal to act, the Assistant Treasurers in the order of their length of service as Assistant Treasurer, unless the Board determines otherwise, shall perform the duties of the Treasurer. When acting as the Treasurer, an Assistant Treasurer shall have the powers and restrictions of the Treasurer. An Assistant Treasurer shall perform such other duties as the Treasurer, the President, or the Board may assign to him from time to time.

7.13     Delegation of Authority. Notwithstanding any provision of these Bylaws
         -----------------------
to the contrary, the Board may delegate the powers or duties of any officer to any other officer or agent.

7.14     Action with Respect to Securities of Other Corporations.  Unless the
         -------------------------------------------------------
Board directs otherwise, the President shall have the power to vote and otherwise act on behalf of the Company, in person or by proxy, at any meeting of stockholders of or with respect to any action of stockholders of any other corporation in which the Company holds securities. Furthermore, unless the Board directs otherwise, the President shall exercise any and all rights and powers which the Company possesses by reason of its ownership of securities in another corporation.

7.15     Vacancies.  The Board may fill any vacancy in any office because of
         ---------
death, resignation, removal, disqualification or any other cause in the manner which these Bylaws prescribe for the regular appointment to such office.

                                   ARTICLE 8.

                            CONTRACTS, LOANS, DRAFTS,
                              DEPOSITS AND ACCOUNTS

8.1     Contracts.  The Board may authorize any officer or officers, agent or
        ---------
agents, to enter into any contract or execute and deliver any instrument in the name and on behalf of the Company. The Board may make such authorization general or special.

8.2     Loans.  Unless the Board has authorized such action, no officer or agent
        -----
of the Company shall contract for a loan on behalf of the Company or issue any evidence of indebtedness in the Company's name.

8.3     Drafts.  The President, any Vice President, the Treasurer, any Assistant
        ------
Treasurer, and such other persons as the Board shall determine shall issue all checks, drafts and other orders for the payment of money, notes and other evidences of indebtedness issued in the name of or payable by the Company.

8.4     Deposits.  The Treasurer shall deposit all funds of the Company not
        --------
otherwise employed in such banks, trust companies, or other depositories as the Board may select or as any officer, assistant, agent or attorney of the Company to whom the Board has delegated such power may select. For the purpose of deposit and collection for the account of the Company, the President or the Treasurer (or any other officer, assistant, agent or attorney of the Company whom the Board has authorized) may endorse, assign and deliver checks, drafts and other orders for the payment of money payable to the order of the Company.

8.5     General and Special Bank Accounts.  The Board may authorize the opening
        ---------------------------------
and keeping of general and special bank accounts with such banks, trust companies, or other depositories as the Board may select or as any officer, assistant, agent or attorney of the Company to whom the Board has delegated such power may select. The Board may make such special rules and regulations with respect to such bank accounts, not inconsistent with the provisions of these Bylaws, as it may deem expedient.

                                   ARTICLE 9.

                   CERTIFICATES FOR SHARES AND THEIR TRANSFER

9.1     Certificates for Shares.  Every owner of stock of the Company shall have
        -----------------------
the right to receive a certificate or certificates, certifying to the number and class of shares of the stock of the Company which he owns. The Board shall determine the form of the certificates for the shares of stock of the Company. The Secretary, transfer agent, or registrar of the Company shall number the certificates representing shares of the stock of the Company in the order in which the Company issues them. The President or any Vice President and the Secretary or any Assistant Secretary shall sign the certificates in the name of the Company. Any or all certificates may contain facsimile signatures. In case any officer, transfer agent, or registrar who has signed a certificate, or whose facsimile signature appears on a certificate, ceases to serve as such officer, transfer agent, or registrar before the Company issues the certificate, the Company may issue the certificate with the same effect as though the person who signed such certificate, or whose facsimile signature appears on the certificate, was such officer, transfer agent, or registrar at the date of issue. The Secretary, transfer agent, or registrar of the Company shall keep a record in the stock transfer books of the Company of the names of the persons, firms or corporations owning the stock represented by the certificates, the number and class of shares represented by the certificates and the dates thereof and, in the case of cancellation, the dates of cancellation. The Secretary, transfer agent, or registrar of the Company shall cancel every certificate surrendered to the Company for exchange or transfer. Except in the case of a lost, destroyed, stolen or mutilated certificate, the Secretary, transfer agent, or registrar of the Company shall not issue a new certificate in exchange for an existing certificate until he has canceled the existing certificate.

9.2     Transfer of Shares.  A holder of record of shares of the Company's
        ------------------
stock, or his attorney-in-fact authorized by power of attorney duly executed and filed with the Secretary, transfer agent or registrar of the Company, may transfer his shares only on the stock transfer books of the Company. Such person shall furnish to the Secretary, transfer agent, or registrar of the Company proper evidence of his authority to make the transfer and shall properly endorse and surrender for cancellation his existing certificate or certificates for such shares. Whenever a holder of record of shares of the Company's stock makes a transfer of shares for collateral security, the Secretary, transfer agent, or registrar of the Company shall state such fact in the entry of transfer if the transferor and the transferee request.

9.3     Lost Certificates.  The Board may direct the Secretary, transfer agent,
        -----------------
or registrar of the Company to issue a new certificate to any holder of record of shares of the Company's stock claiming that he has lost such certificate, or that someone has stolen, destroyed or mutilated such certificate, upon the receipt of an affidavit from such holder to such fact. When authorizing the issue of a new certificate, the Board, in its discretion may require as a condition precedent to the issuance that the owner of such certificate give the Company a bond of indemnity in such form and amount as the Board may direct.

9.4     Regulations.  The Board may make such rules and regulations, not
        -----------
inconsistent with these Bylaws, as it deems expedient concerning the issue, transfer and registration of certificates for shares of the stock of the corporation. The Board may appoint or authorize any officer or officers to appoint one or more transfer agents, or one or more registrars, and may require all certificates for stock to bear the signature or signatures of any of them.

9.5     Holder of Record.  The Company may treat as absolute owners of shares
        ----------------
the person in whose name the shares stand of record as if that person had full competency, capacity and authority to exercise all rights of ownership, despite any knowledge or notice to the contrary or any description indicating a representative, pledge or other fiduciary relation, or any reference to any other instrument or to the rights of any other person appearing upon its record or upon the share certificate. However, the Company may treat any person furnishing proof of his appointment as a fiduciary as if he were the holder of record of the shares.

9.6     Treasury Shares.  Treasury shares of the Company shall consist of shares
        ---------------
which the Company has issued and thereafter acquired but not canceled. Treasury shares shall not carry voting or dividend rights.

                                   ARTICLE 10.

                                INDEMNIFICATION

10.1     Definitions.  In this Article:
         -----------

(a) "Indemnitee" means (i) any present or former Director, advisory director or officer of the Company, (ii) any person who while serving in any of the capacities referred to in clause (i) hereof served at the Company's request as a director, officer, partner, venturer, proprietor, trustee, employee, agent or similar functionary of another foreign or domestic corporation, partnership, joint venture, trust, employee benefit plan or other enterprise, and (iii) any person nominated or designated by (or pursuant to authority granted by) the Board of Directors or any committee thereof to serve in any of the capacities referred to in clauses (i) or (ii) hereof.

(b) "Official Capacity" means (i) when used with respect to a Director, the office of Director of the Company, and (ii) when used with respect to a person other than a Director, the elective or appointive office of the Company held by such person or the employment or agency relationship undertaken by such person on behalf of the Company, but in each case does not include service for any other foreign or domestic corporation or any partnership, joint venture, sole proprietorship, trust, employee benefit plan or other enterprise.

(c) "Proceeding" means any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative, arbitrative or investigative, any appeal in such an action, suit or proceeding, and any inquiry or investigation that could lead to such an action, suit or proceeding.

10.2     Indemnification.  The Company shall indemnify every Indemnitee against
         ---------------
all judgments, penalties (including excise and similar taxes), fines, amounts paid in settlement and reasonable expenses actually incurred by the Indemnitee in connection with any Proceeding in which he was, is or is threatened to be named defendant or respondent, or in which he was or is a witness without being named a defendant or respondent, by reason, in whole or in part, of his serving or having served, or having been nominated or designated to serve, in any of the capacities referred to in Section 10.1, if it is determined in accordance with
Section 10.4 that the Indemnitee (a) conducted himself in good faith, (b) reasonably believed, in the case of conduct in his Official Capacity, that his conduct was in the Company's best interests and, in all other cases, that his conduct was at least not opposed to the Company's best interests, and (c) in the case of any criminal proceeding, had no reasonable cause to believe that his conduct was unlawful; provided, however, that in the event that an Indemnitee is found liable to the Company or is found liable on the basis that personal benefit was improperly received by the Indemnitee the indemnification (i) is limited to reasonable expenses actually incurred by the Indemnitee in connection with the Proceeding and (ii) shall not be made in respect of any Proceeding in which the Indemnitee shall have been found liable for willful or intentional misconduct in the performance of his duty to the Company. Except as provided in the immediately preceding proviso to the first sentence of this Section 10.2, no indemnification shall be made under this Section 10.2 in respect of any Proceeding in which such Indemnitee shall have been (x) found liable on the basis that personal benefit was improperly received by him, whether or not the benefit resulted from an action taken in the Indemnitee's Official Capacity, or
(y) found liable to the Company. The termination of any Proceeding by judgment, order, settlement or conviction, or on a plea of nolo contendere or its equivalent, is not of itself determinative that the Indemnitee did not meet the requirements set forth in clauses (a), (b) or (c) in the first sentence of this
Section 10.2. An Indemnitee shall be deemed to have been found liable in respect of any claim, issue or matter only after the Indemnitee shall have been so adjudged by a court of competent jurisdiction after exhaustion of all appeals therefrom. Reasonable expenses shall, include, without limitation, all court costs and all fees and disbursements of attorneys for the Indemnitee. The indemnification provided herein shall be applicable whether or not negligence or gross negligence of the Indemnitee is alleged or proven.

10.3     Successful Defense.  Without limitation of Section 10.2 and in addition
         ------------------
to the indemnification provided for in Section 10.2, the Company shall indemnify every Indemnitee against reasonable expenses incurred by such person in connection with any Proceeding in which he is a witness or a named defendant or respondent because he served in any of the capacities referred to in Section 10.1, if such person has been wholly successful, on the merits or otherwise, in defense of the Proceeding.

10.4     Determinations.  Any indemnification under Section 10.2 (unless ordered
         --------------
by a court of competent jurisdiction) shall be made by the Company only upon a determination that indemnification of the Indemnitee is proper in the circumstances because he has met the applicable standard of conduct. Such determination shall be made (a) by the Board of Directors by a majority vote of a quorum consisting of Directors who, at the time of such vote, are not named defendants or respondents in the Proceeding; (b) if such a quorum cannot be obtained, then by a majority vote of a committee of the Board of Directors, duly designated to act in the matter by a majority vote of all Directors (in which designated Directors who are named defendants or respondents in the Proceeding may participate), such committee to consist solely of two (2) or more Directors who, at the time of the committee vote, are not named defendants or respondents in the Proceeding; (c) by special legal counsel selected by the Board of Directors or a committee thereof by vote as set forth in clauses (a) or (b) of this Section 10.4 or, if the requisite quorum of all of the Directors cannot be obtained therefor and such committee cannot be established, by a majority vote of all of the Directors (in which Directors who are named defendants or respondents in the Proceeding may participate); or (d) by the shareholders in a vote that excludes the shares held by Directors that are named defendants or respondents in the Proceeding. Determination as to reasonableness of expenses shall be made in the same manner as the determination that indemnification is permissible, except that if the determination that indemnification is permissible is made by special legal counsel, determination as to reasonableness of expenses must be made in the manner specified in clause (c) of the preceding sentence for the selection of special legal counsel. In the event a determination is made under this Section 10.4 that the Indemnitee has met the applicable standard of conduct as to some matters but not as to others, amounts to be indemnified may be reasonably prorated.

10.5     Advancement of Expenses.  Reasonable expenses (including court costs
         -----------------------
and attorneys' fees) incurred by an Indemnitee who was or is a witness or was, is or is threatened to be made a named defendant or respondent in a Proceeding shall be paid by the Company at reasonable intervals in advance of the final disposition of such Proceeding, and without making any of the determinations specified in Section 10.4, after receipt by the Company of (a) a written affirmation by such Indemnitee of his good faith belief that he has met the standard of conduct necessary for indemnification by the Company under this Article and (b) a written undertaking by or on behalf of such Indemnitee to repay the amount paid or reimbursed by the Company if it shall ultimately be determined that he is not entitled to be indemnified by the Company as authorized in this Article. Such written undertaking shall be an unlimited obligation of the Indemnitee but need not be secured and it may be accepted without reference to financial ability to make repayment. Notwithstanding any other provision of this Article, the Company may pay or reimburse expenses incurred by an Indemnitee in connection with his appearance as a witness or other participation in a Proceeding at a time when he is not named a defendant or respondent in the Proceeding.

10.6     Employee Benefit Plans.  For purposes of this Article, the Company
         ----------------------
shall be deemed to have requested an Indemnitee to serve an employee benefit plan whenever the performance by him of his duties to the Company also imposes duties on or otherwise involves services by him to the plan or participants or beneficiaries of the plan. Excise taxes assessed on an Indemnitee with respect to an employee benefit plan pursuant to applicable law shall be deemed fines. Action taken or omitted by an Indemnitee with respect to an employee benefit plan in the performance of his duties for a purpose reasonably believed by him to be in the interest of the participants and beneficiaries of the plan shall be deemed to be for a purpose which is not opposed to the best interests of the Company.

10.7     Other Indemnification and Insurance.  The indemnification provided by
         -----------------------------------
this Article shall (a) not be deemed exclusive of, or to preclude, any other rights to which those seeking indemnification may at any time be entitled under the Company's Articles of Incorporation, any law, agreement or vote of shareholders or disinterested Directors, or otherwise, or under any policy or policies of insurance purchased and maintained by the Company on behalf of any Indemnitee, both as to action in his Official Capacity and as to action in any other capacity, (b) continue as to a person who has ceased to be in the capacity by reason of which he was an Indemnitee with respect to matters arising during the period he was in such capacity, (c) inure to the benefit of the heirs, executors and administrators of such a person and (d) not be required if and to the extent that the person otherwise entitled to payment of such amounts hereunder has actually received payment therefor under any insurance policy, contract or otherwise.

10.8     Notice.  Any indemnification of or advance of expenses to an Indemnitee
         ------
in accordance with this Article shall be reported in writing to the shareholders of the Company with or before the notice or waiver of notice of the next shareholders' meeting or with or before the next submission to shareholders of a consent to action without a meeting and, in any case, within the 12-month period immediately following the date of the indemnification or advance.

10.9     Construction.  The indemnification provided by this Article shall be
         ------------
subject to all valid and applicable laws, including, without limitation, the Florida General Corporation Law, and, in the event this Article or any of the provisions hereof or the indemnification contemplated hereby are found to be inconsistent with or contrary to any such valid laws, the latter shall be deemed to control and this Article shall be regarded as modified accordingly, and, as so modified, to continue in full force and effect.

10.10     Continuing Offer, Reliance, etc.  The provisions of this Article (a)
          --------------------------------
are for the benefit of, and may be enforced by, each Indemnitee of the Company, the same as if set forth in their entirety in a written instrument duly executed and delivered by the Company and such Indemnitee and (b) constitute a continuing offer to all present and future Indemnitees. The Company, by its adoption of these Bylaws, (x) acknowledges and agrees that each Indemnitee of the Company has relied upon and will continue to rely upon the provisions of this Article in becoming, and serving in any of the capacities referred to in Section 10.1(a) of this Article, (y) waives reliance upon, and all notices of acceptance of, such provisions by such Indemnitees and (z) acknowledges and agrees that no present or future Indemnitee shall be prejudiced in his right to enforce the provisions of this Article in accordance with their terms by any act or failure to act on the part of the Company.

10.11     Effect of Amendment.  No amendment, modification or repeal of this
          -------------------
Article or any provision hereof shall in any manner terminate, reduce or impair the right of any past, present or future Indemnitees to be indemnified by the Company, nor the obligation of the Company to indemnify any such Indemnitees, under and in accordance with the provisions of the Article as in effect immediately prior to such amendment, modification or repeal with respect to claims arising from or relating to matters occurring, in whole or in part, prior to such amendment, modification or repeal, regardless of when such claims may arise or be asserted.

                                  ARTICLE 12.

                                TAKEOVER OFFERS

     In the event the Company receives a takeover offer, the Board of Directors shall consider all relevant factors in evaluating such offer, including, but not limited to, the terms of the offer, and the potential economic and social impact of such offer on the Company's stockholders, employees, customers, creditors and community in which it operates.

                                  ARTICLE 13.

                                    NOTICES

13.1     General. Whenever these Bylaws require notice to any Stockholder,
         -------
director, officer or agent, such notice does not mean personal notice. A person may give effective notice under these Bylaws in every case by depositing a writing in a post office or letter box in a postpaid, sealed wrapper, or by dispatching a prepaid telegram addressed to such Stockholder, director, officer or agent at his address on the books of the Company. Unless these Bylaws expressly provide to the contrary, the time when the person sends notice shall constitute the time of the giving of notice.

13.2     Waiver of Notice. Whenever the law or these Bylaws require notice, the
         ----------------
person entitled to said notice may waive such notice in writing, either before or after the time stated therein.

                                  ARTICLE 14.

                                  MISCELLANEOUS

14.1     Facsimile Signatures.  In addition to the use of facsimile signatures
         --------------------
which these Bylaws specifically authorize, the Company may use such facsimile signatures of any officer or officers, agents or agent, of the Company as the Board or a committee of the Board may authorize.

14.2     Corporate Seal.  The Board may provide for a suitable seal containing
         --------------
the name of the Company, of which the Secretary shall be in charge. The Treasurer, any Assistant Secretary, or any Assistant Treasurer may keep and use the seal or duplicates of the seal if and when the Board or a committee of the Board so directs.

14.3     Fiscal Year.  The Board shall have the authority to fix and change the
         -----------
fiscal year of the Company.

                                  ARTICLE 15.

                                   AMENDMENTS

15.1 Subject to the provisions of the Articles of Incorporation, the Stockholders or the Board may amend or repeal these Bylaws at any meeting.

     The undersigned hereby certifies that the foregoing constitutes a true and correct copy of the Bylaws of the Company as adopted by the Directors on the 23rd day of July, 2003.


                              /s/ Peter Mergenthaler
                              -----------------------------------

                               Peter Mergenthaler, Secretary
                              -----------------------

EXHIBIT 31.1




CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I,  Peter  Mergenthaler,  certify  that:

1. I have reviewed this Annual Report on Form 10-KSB of Trans Max Technologies, Inc.;

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

c) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

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

Date:  March 19,  2004


                                   By:  /s/  Peter  Mergenthaler
                                   -------------------------------
                                   Peter  Mergenthaler,
                                   Chief  Executive  Officer

EXHIBIT 31.2




CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I,  Paul  M.  Cervino,  certify  that:

1. I have reviewed this Annual Report on Form 10-KSB of Trans Max Technologies, Inc.;

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

c) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

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

Date:  March  19,  2004


                                   By:  /s/  Paul  M.  Cervino
                                   -------------------------------
                                   Paul  M.  Cervino,
                                   Chief  Financial  Officer

EXHIBIT 32.1


                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
           PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


I, Peter Mergenthaler, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Annual Report of Trans Max Technologies, Inc. on Form 10-KSB for the fiscal year ended December 31, 2003 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Form 10-KSB fairly presents in all material respects the financial condition and results of operations of Trans Max Technologies, Inc.


                                        By:/s/ Peter Mergenthaler
                                        --------------------------
                                        Name: Peter Mergenthaler

                                        Title: Chief Executive Officer
March 19, 2004

EXHIBIT 32.2


                    CERTIFICATION OF CHIEF FINANCIAL OFFICER
           PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


I, Paul M. Cervino, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Annual Report of Trans Max Technologies, Inc. on Form 10-KSB for the fiscal year ended December 31, 2003 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Form 10-KSB fairly presents in all material respects the financial condition and results of operations of Trans Max Technologies, Inc.


                                        By:/s/ Paul M. Cervino
                                        --------------------------
                                        Name: Paul M. Cervino
                                        Title: Chief Financial Officer
March 19, 2004