Form 10QSB
period 2004-03-31
TRANS MAX TECHNOLOGIES INC
filed 2004-05-24
CIK 1074663

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE

                                   ACT OF 1934

                  For the quarter ended March 31, 2004

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


                 2190 SMITHTOWN AVENUE, RONKONKOMA, NEW YORK 11779
                 ------------------------------------------------
                    (Address of principal executive offices)


                                  (631) 285-7101
                                  --------------
                           (Issuer's telephone number)


                200 Trade Zone Drive, Ronkonkoma, New York 11779
                ------------------------------------------------
                      (Address of former executive offices)




     Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                                   Yes XX      No:

As of May 24, 2004, 221,112,474 shares of Common Stock of the issuer were outstanding.


Item 1.  Financial Statements

                          TRANS MAX TECHNOLOGIES, INC.
                                  BALANCE SHEET

                                                        MARCH 31,    DECEMBER 31,
                                                          2004          2003
     ASSETS                                            (UNAUDITED)     (NOTE)
---------------                                        ------------  -----------
Current assets:
  Cash and cash equivalents                            $    39,358   $    9,259
  Accounts receivable, net                                  25,725       26,984
  Inventories                                               54,804       40,940
  Other current assets                                      32,830       23,881
                                                       ------------  -----------

    Total current assets                                   152,717      101,064

Receivable from affiliates                                 218,966       29,894
Property and equipment, net                                819,687      434,713
Other assets                                               163,250      163,250
                                                       ------------  -----------

      Total assets                                     $ 1,354,620   $  728,921
                                                       ============  ===========


LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
  Accounts payable                                     $    56,442   $   46,240
  Accrued expenses                                         115,258        4,573
  Notes payable to stockholders                            777,900      113,400
                                                       ------------  -----------

    Total current liabilities                              949,600      164,213
                                                       ------------  -----------


Commitments and contingencies

Stockholders' equity:
  Common stock; $0.001 par value;  500,000,000 shares
    authorized; 221,112,474 and 212,631,192 shares
    issued and outstanding as of March 31, 2004 and
     December 31, 2003 respectively                        221,112      212,631
  Additional paid in capital                             1,417,509    1,014,424
  Accumulated deficit                                   (1,233,601)    (662,347)
                                                       ------------  -----------

    Total stockholders' equity                             405,020      564,708
                                                       ------------  -----------

      Total liabilities and stockholders' equity       $ 1,354,620   $  728,921
                                                       ============  ===========


Note: The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.




                   The accompanying notes are an integral part
                    of these unaudited financial statements.


                          TRANS MAX TECHNOLOGIES, INC.
                        UNAUDITED STATEMENT OF OPERATIONS


                                                     THREE MONTHS ENDED
                                                          MARCH 31,
                                                      ----------------
                                                    2004           2003
                                                -------------  -------------
Sales, net                                      $     60,348   $     68,536
Cost of goods sold                                    33,012         24,030
                                                -------------  -------------

  Gross profit                                        27,336         44,506

General and administrative expenses                  531,161         39,649
Research and development expenses                     57,612            114
                                                -------------  -------------

    Income (loss) from operations                   (561,437)         4,743

Interest expense                                      (9,817)        (1,151)
                                                -------------  -------------

Net income (loss)                               $   (571,254)  $      3,592
                                                =============  =============

Net income (loss) per share-basic and diluted   $      (0.00)  $       0.00
                                                =============  =============

Weighted average shares outstanding              219,976,411    212,394,739
                                                =============  =============




                   The accompanying notes are an integral part
                    of these unaudited financial statements.


                                      TRANS MAX TECHNOLOGIES, INC.
                             UNAUDITED STATEMENT OF STOCKHOLDERS' EQUITY
                              FOR THE THREE MONTHS ENDED MARCH 31, 2004


                                                                  ADDITIONAL
                                             COMMON STOCK          PAID-IN    ACCUMULATED
                                          SHARES       AMOUNT      CAPITAL      DEFICIT      TOTAL
                                       ------------  ----------  ------------  ----------  ----------
Balance at December 31,
  2003                                  212,631,192  $  212,631  $ 1,014,424   $(662,347)  $ 564,708

Cash contributed
  by stockholders                                 -           -      369,171           -     369,171

Common stock issued in
  connection with employ-
  ment agreements                         8,481,282       8,481       26,858           -      35,339

Interest imputed on
  stockholder loan                                -           -        7,056           -       7,056

Net income (loss)                                 -           -            -    (571,254)   (571,254)
                                       ------------  ----------  ------------  ----------  ----------

Balance at March 31,
  2004                                  221,112,474   $   221,112  $1,417,509  $(1,233,601)  $ 405,020
                                       ============  ============  ==========  ============  ==========



                   The accompanying notes are an integral part
                    of these unaudited financial statements.


                          TRANS MAX TECHNOLOGIES, INC.
                        UUAUDITED STATEMENT OF CASH FLOWS


                                                               THREE MONTHS ENDED
                                                                    MARCH 31,
                                                                 ----------------
                                                                 2004        2003
                                                              -----------  ---------
Cash flows from operating activities:
  Net income (loss)                                           $ (571,254)  $  3,592
  Adjustment to reconcile net income (loss) to net cash
    used in operating activities:
    Common stock issued for services                              35,339          -
    Imputed interest expense                                       7,056          -
    Depreciation expense                                             673        750
    Changes in operating assets and liabilities:
      Accounts receivable                                          1,260      8,478
      Inventory                                                  (13,864)       836
      Other assets                                                (8,950)       160
      Accounts payable and accrued expenses                      120,887    (10,174)
                                                              -----------  ---------

        Net cash provided by (used in) operating activities     (428,853)     3,642
                                                              -----------  ---------

Cash flows from investing activities:
  Purchase of property and equipment                            (385,647)         -
  Increase in receivable from affiliates                        (189,072)         -
                                                              -----------  ---------

        Net cash used in investing activities                   (574,719)         -
                                                              -----------  ---------

Cash flows from financing activities:
  Proceeds from notes payable to stockholders                    664,500          -
  Cash contributed by stockholders                               369,171          -
                                                              -----------  ---------

        Net cash provided by financing activities              1,033,671          -
                                                              -----------  ---------

Net increase (decrease) in cash and cash equivalents              30,099      3,642

Cash and cash equivalents, beginning of period                     9,259          -
                                                              -----------  ---------

Cash and cash equivalents, end of period                      $   39,358   $  3,642
                                                              ===========  =========


Supplemental cash flow information:
  Cash paid for interest                                      $    2,761   $  1,151
                                                              ===========  =========

  Cash paid for income taxes                                  $        -   $      -
                                                              ===========  =========



                   The accompanying notes are an integral part
                    of these unaudited financial statements.

                          TRANS MAX TECHNOLOGIES, INC.
                SELECTED NOTES TO UNAUDITED FINANCIAL STATEMENTS


1.     INTERIM  FINANCIAL  STATEMENTS
       ------------------------------

The accompanying unaudited interim financial statements have been prepared without audit pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, pursuant to such rules and regulations. These unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto of the Company included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods presented have been included. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the respective full year.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company faces many operating and industry challenges. The Company intends to do business in a highly competitive industry. Future operating losses for the Company are anticipated and the proposed plan of operations, even if successful, may not result in cash flow sufficient to finance the continued expansion of its business. These factors raise substantial doubt about the Company's ability to continue as a going concern. Realization of assets is dependent upon continued operations of the Company, which in turn is dependent upon management's plans to meet its financing requirements, as discussed below, and the success of its future operations. The financial statements do not include any adjustments that might result from this uncertainty.



2.     ORGANIZATION  AND  SIGNIFICANT  ACCOUNTING  POLICIES
       ----------------------------------------------------

Perma-Tune Electronics, Inc. ("Perma-Tune") was incorporated in 1993 in the state of Texas. The Company designs and manufactures high performance electronic ignition systems for distribution throughout the United States, Canada and Europe.

On July 21, 2003 Perma-Tune acquired 100% of the issued and outstanding stock of Trans Max Technologies, Inc. ("Trans Max"), a Nevada corporation, in exchange for 15,177,300 shares of Perma-Tune's common stock (pre 2 for 1 and 6 for 1 stock splits). As a result of this acquisition, the control of Perma-Tune shifted to the former shareholders of Trans Max and this transaction was treated as a recapitalization. As a part of this recapitalization, Perma-Tune Electronics, Inc. changed its name to Trans Max Technologies, Inc. (the "Company").

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

                          TRANS MAX TECHNOLOGIES, INC.
          SELECTED NOTES TO UNAUDITED FINANCIAL STATEMENTS, CONTINUED

2.     ORGANIZATION  AND  SIGNIFICANT  ACCOUNTING  POLICIES,  CONTINUED
       ----------------------------------------------------------------

     CONCENTRATIONS  OF  CREDIT  RISK
     --------------------------------

Financial instruments which subject the Company to concentrations of credit risk include cash and cash equivalents and accounts receivable. The Company maintains its cash and cash equivalents with major financial institutions selected based upon management's assessment of the banks' financial stability. Balances periodically exceed the $100,000 federal depository insurance limit. The Company has not experienced any losses on deposits. Accounts receivable generally arise from sales of services to customers operating in the United States. Collateral is generally not required for credit granted. As of March 31, 2004, approximately 35% of the Company's trade receivables were due from one customer. The Company provides allowances for potential credit losses when necessary.

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

The difference between the 34% federal statutory income tax rate and amounts shown in the accompanying interim financial statements is primarily attributable to an increase in the valuation allowance applied against the tax benefit from utilization of net operating loss carryforwards.

     STOCK-BASED  COMPENSATION
     -------------------------

Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123") established financial accounting and reporting standards for stock-based employee compensation plans. It defined a fair value based method of accounting for an employee stock option or similar equity instrument and encouraged all entities to adopt that method of accounting for all of their employee stock compensation plans and include the cost in the income statement as compensation expense. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees". The Company accounts for compensation cost for stock option plans in accordance with APB Opinion No. 25.

                          TRANS MAX TECHNOLOGIES, INC.
          SELECTED NOTES TO UNAUDITED FINANCIAL STATEMENTS, CONTINUED


2.     ORGANIZATION  AND  SIGNIFICANT  ACCOUNTING  POLICIES,  CONTINUED
       ----------------------------------------------------------------

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

   RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
   -----------------------------------------

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


3.     LIQUIDITY
       ---------

For the three months ended March 31, 2004, the Company had a net loss of $(571,254) and net income of $3,592 for the same period in 2003. For the three months ended March 31, 2004 the Company had negative cash flows from operations of $(428,853) and positive cash flows from operations of $3,642 for the same period in 2003. In addition to the revenues provided by the normal operations of the electronic ignition product line, the Company has been dependent on additional capital contributions from shareholders and debt financing to fund its cash requirements.

As of March 31, 2004 the Company's cash reserves totaled $39,358. The Company is continuing production and sales efforts as well as further research and development. During the remainder of 2004 the Company expects to incur additional costs for research and development and anticipates expanding its sales and marketing effort. These efforts could significantly increase demand for the Company's products beyond the Company's current production capacity. While the Company believes it can increase its production capacity to meet sales demands, additional capital will be required to meet expansion requirements.

                          TRANS MAX TECHNOLOGIES, INC.
     SELECTED NOTES TO UNAUDITED FINANCIAL STATEMENTS, CONTINUED


3.     LIQUIDITY,  CONTINUED
       ---------------------

To assist with funding its operations, the Company's majority stockholders contributed additional paid-in capital of $369,171 and additional loans of $664,500 during the three months ended March 31, 2004. During 2004 and beyond the Company will require additional capital. Although the current majority stockholders of the Company have made a verbal commitment, with no guarantee, to continue to fund the research and development and sales and marketing efforts of the Company in 2004 if alternate financing cannot be obtained, there can be no assurance that any new capital would be available to the Company or that adequate funds for the Company's operations, whether from the Company's revenues, financial markets, or other arrangements will be available when needed or on terms satisfactory to the Company. The failure of the Company to obtain adequate additional financing may require the Company to delay, curtail or scale back some or all of its research and development programs, sales and marketing efforts, and manufacturing operations.


4.     PROPERTY AND EQUIPMENT
       ----------------------

Property and equipment, at March 31, 2004, consists of the following:

  Machinery and equipment           $   71,074
  Leasehold improvements               809,708
                                    ----------

                                       880,782
  Less accumulated depreciation        (61,095)
                                    ----------

  Property and equipment, net       $  819,687
                                    ==========


Depreciation expense was $673 and $750 for the three months ended March 31, 2004 and 2003, respectively. Leasehold improvements of $809,708 represent additions made in connection with the renovation and possible purchase of a 65,000 square foot building in Ronkonkoma, New York.


5.     NOTES PAYABLE TO STOCKHOLDERS
       -----------------------------

Notes  payable  to  stockholders  at  March 31, 2004 consisted of the following:

Note  payable  to  a  stockholder  bearing  interest  at  10%  per year  with  interest  payments  due  quarterly  and  the  principal
  due  on  demand.  This  note  is  collateralized  by   inventory.    $ 40,000

Note  payable  to  two  stockholders  and  current  employees  of the  Company  bearing  interest  at  10%  per  year  with  all interest  and  principal  due  June  28,  2004  with  the  option to  renew  the  note  for  30  day  periods.  The  note  is  not
  collateralized.                                                        23,400

                          TRANS MAX TECHNOLOGIES, INC.
          SELECTED NOTES TO UNAUDITED FINANCIAL STATEMENTS, CONTINUED


5.     NOTES PAYABLE TO STOCKHOLDERS, CONTINUED
       ----------------------------------------

Note  payable  to  a  stockholder  and  officer/director  of  the
  Company.  There  is  no  formal  note  agreement;  however,  the note  bears  interest  at  the  prime  rate  (4%  at  March  31,
  2004)  and  is  due  on demand. The note is not collateralized.       150,000


Note  payable  to  a  stockholder  and  officer/director  of  the
  Company.  There  is  no  formal  note  agreement.  The  note bears  no  interest;  however,  interest  is  imputed  at
  the prime  rate  (4% at March 31, 2004) and  the  outstanding principal
  balance   is  due  on  demand.  The  note  is  not  collateralized.   564,500
                                                                        -------

    Total  notes  payable  to  stockholders                          $  777,900
                                                                     ==========


6.     STOCKHOLDERS'  EQUITY
       ---------------------

In connection with the Company's recapitalization (See Note 2), the Company adopted new articles of incorporation that authorized the Company to issue 500,000,000 shares of common stock with a par value of $0.001 per share. Since the Company's common stock did not previously have a stated par value, common stock for all periods presented has been restated to reflect the par value of $0.001 per share.

The Company's articles of incorporation also authorize the issuance of up to 10,000,000 shares of preferred stock with characteristics determined by the Company's board of directors. As of March 31, 2004 the Company has not issued any preferred stock.

Effective March 12, 2004 the Company's board of directors approved a six for one forward split of the Company's stock. As a result, 184,263,395 shares were issued to the stockholders of the Company. Par value of the stock remained at $0.001 per share and, accordingly, $184,263 was transferred from additional paid-in capital to common stock. The effect of this stock split was recorded retroactively in the December 31, 2003 audited financial statements and, accordingly, all references to the number of common shares and per common share amounts have been restated to give retroactive effect to the stock split for all periods presented in these interim financial statements.

     STOCK  OPTIONS
     --------------

The Company periodically issues incentive stock options to key employees, officers and directors to provide additional incentives to promote the success of the Company's business and to enhance the ability to attract and retain the services of qualified persons. The issuance of such options are approved by the Board of Directors. The exercise price of an option granted is determined by the fair market value of the stock on the date of grant.

                          TRANS MAX TECHNOLOGIES, INC.
          SELECTED NOTES TO UNAUDITED FINANCIAL STATEMENTS, CONTINUED


6.     STOCKHOLDERS'  EQUITY,  CONTINUED
       ---------------------------------

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

As of March 31, 2004, options to purchase 9,000,000 shares of the Company's common stock were granted to employees with an exercise price of $0.01667 per share. These options vest ratably at different times beginning in May 2004 and ending in 2007 and expire ten years from the date of grant. The Company's proforma information follows:

       Actual  net  income  (loss)                            $(571,254)
                                                               =========

       Proforma  net  income  (loss)                        $  (571,254)
                                                             ===========

       Actual  basic  and  dilutive  net  income  (loss)     $    (0.00)
                                                              ==========

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
  Expected lives                                               10 years

                          TRANS MAX TECHNOLOGIES, INC.
          SELECTED NOTES TO UNAUDITED FINANCIAL STATEMENTS, CONTINUED


6.     STOCKHOLDERS'  EQUITY,  CONTINUED
       ---------------------------------

A summary of the Company's stock option activity and related information for the three months ended March 31, 2004 follows:




                                   NUMBER OF
                                    SHARES
                                     UNDER   WEIGHTED-AVERAGE
                                    OPTIONS   EXERCISE PRICE
                                   ---------  ---------------
  Outstanding - December 31, 2003  1,950,000  $       0.01667

  Granted                          7,050,000  $       0.01667
  Exercised                                -                -
  Forfeited during 2004                    -             - __
                                   ---------  ---------------

  Outstanding - March 31, 2004     9,000,000  $       0.01667
                                   =========  ===============

  Exercisable - March 31, 2004             -                -
                                   =========  ===============



7.     RELATED  PARTY  TRANSACTIONS
       ----------------------------

The Company has entered into four notes payable agreements with certain of its stockholders (See Note 5). Included in accrued expenses at March 31, 2004 is accrued interest payable to these stockholders of $5,925 related to these notes. Included in interest expense for the years ended March 31, 2004 and 2003 was $9,817 and $1,151, respectively, related to these notes.

The Company has a license agreement with its Chief Scientist for its ignition system product line whereby it has acquired all of his rights to patents, trademarks, technical information and trade secrets through November 30, 2021 by payment of a yearly license fee of $1,000.


In November 2003, the Company agreed to provide a $1.5 million line of credit to provide products and services to Aero Marine Engine, Inc., a company owned by the majority stockholders of the Company. Pursuant to the agreement between the Company and Aero Marine Engine, Inc., for every $2 paid to the Company by Aero Marine Engine, Inc., the Company will extend $1 of credit, up to a maximum of $1.5 million dollars. As of March 31, 2004, the Company has not advanced any money under this agreement. Aero Marine does not have sufficient funds to pay the Company in order to receive credit, under this agreement.

At March 31, 2004 the Company had a receivable from Aero Marine of $218,966. There is a substantial doubt about the ability of Aero Marine to repay the Company. These advances were made in connection with relocating this affiliated company to Ronkonkoma, New York and funding this affiliated company's payroll.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Quarterly Report on Form 10-QSB (this "Form 10-QSB"), including statements under "Item 1. Description of Business" and "Item 6. Management's Discussion and Analysis", constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995 (collectively, the "Reform Act"). Certain, but not necessarily all, of such forward-looking statements can be identified by the use of forward-looking terminology such as "believes", "expects", "may", "will", "should", or "anticipates", or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Trans Max Technologies, Inc. ("the Company", "we" or "us") to be materially different
from  any  future  results,  performance   or   achievements   expressed   or
implied by such forward-looking statements. References in this form 10-QSB, unless another date is stated, are to March 31, 2004.

OVERVIEW

The Company has focused on expanding its existing product lines, the development of new product lines, the development of new technologies, and streamlining and increasing the production of its existing product lines.

NEW  PRODUCTS

Enhancements to the Plasma Drive Ignition System are ongoing. Modifications to the system continue in order to meet demand for emerging markets such as the marine and motorcycle industries. Other markets and applications for this system include street vehicles, high performance automobiles, race cars, scientific and industrial equipment, space and aviation applications, agricultural machinery and vehicles, as well as clean burning fuel applications.

The Company is also working on reducing the size of the circuitry and the system overall. This miniaturization will improve the marketability of the system and lessen the time frame the company requires to penetrate these new emerging markets.

In March 2004 the Company received two letters of intent for 1,000 units each From new customers in the marine and motorcycle industries. The new products may not be completed unless the Company receives additional financing of which there is no guarantee.

MARKETING  STRATEGY

The Company will continue its current marketing strategy of conducting sales training missions to its wholesale distributors, continuing to improve and expand its website, and making postcard mailings to alert distributors to new product offerings. The Company has also intensified its in house sales efforts and strengthened its position in new markets through its affiliation with related companies. The Company now provides its warehouse distributors with compact disks containing information on all of its product offerings in a format that distributors can use to promote the Company's products in their advertising and catalogs.

The Company has attended and been an exhibitor at trade shows in Indianapolis and Miami and will attend other shows during year where appropriate. The Company also has tested its plasma drive ignition system on the 2003 Crown Victoria.

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

The Company expects to begin outsourcing the production of the circuit boards used throughout its product lines. The circuitry is being redesigned and miniaturized to improve the overall marketability and manufacturability of the product line. Outsourcing will reduce the direct labor hours of manufacturing the product line and will reduce the overall cost of goods sold. Outsourcing will also permit the Company to increase production without hiring more employees and reduce overhead costs by reducing the number of production parts that must be stocked.

COMPARISON OF OPERATING RESULTS

Three months ended March 31, 2004 compared to the three months ended March 31, 2003:

For the three months ended March 31, 2004 as compared to the three months ended March 31, 2003 the Company experienced a decrease in gross sales to $60,348 from $68,536, respectively.

Gross profit for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003 decreased to $27,336 from $44,506 respectively. As a percentage of sales, gross profit decreased for the three months ended March 31, 2004 to 45% from 65% for the three months ended March 31, 2003. This decrease was primarily due to the hiring of additional technical personnel during 2004.

General and administrative expenses were $531,161 and $39,649 for the three months ended March 31, 2004 and 2003, respectively. This increase was primarily due to an increase in salaries as a result of the addition of a new management team as well as increased compensation of relocated employees. In addition, there was an overall increase in professional fees, rent expense and utilities.

Interest expense increased to $9,817 for the three months ended March 31, 2004 from $1,151 for the three months ended March 31, 2003. This increase was a result of the increase in the note payable to stockholder balances in 2004.

Research and development expenses increased to $57,612 for the three months ended March 31, 2004 from $114 for the three months ended March 31, 2003. This increase was due to redesigning the circuit boards, new applications for the Plasma Drive Ignition system, and material and labor costs for prototypes.

LIQUIDITY  AND  CAPITAL  RESOURCES

For the three months ended March 31, 2004 and March 31, 2003, the Company reported a net loss of $(571,254) and a net profit of $3,592, respectively. The Company has been dependent on additional capital contributions from shareholders and debt financing to fund its cash requirements, as well as revenues provided by the normal operations of the electronic ignition product line.

As of March 31, 2004 the Company's cash reserves totaled $39,358 and total current assets were $152,717. The Company is continuing production and sales efforts as well as further research and development. Through the first quarter of 2004, the Company has no long-term commitments but expects to incur additional costs for research and development and sales and marketing through the remainder of 2004. These efforts could significantly increase demand for the Company's products beyond the Company's current production capacity.

While the Company believes it can increase its production capacity to meet sales demand, additional capital will be required to meet expansion requirements.

Inventory at March 31, 2004 was $54,804. Other current assets of $32,830 represents $18,100 of security deposits, $10,500 other receivables and $4,230 advanced to an employee. The Company also has a receivable due from a related party of $218,996. This is due primarily from a company owned by the majority stockholders of the Company. These advances were made in connection with relocating this affiliated company to Ronkonkoma, New York and funding this affiliate's payroll. There currently is no repayment plan for this receivable.

The Company presently has an outstanding loan payable on demand to Terry Taylor, a stockholder. Principal balance as of March 31, 2004 is $40,000. The loan bears an interest rate of 10%. Interest is payable quarterly. The loan is secured by inventory. The interest for the quarter ended March 31, 2004 of $1,000 was accrued at March 31, 2004 and has not yet been paid..

The Company also presently has an outstanding loan payable on demand to Lonnie Lenarduzzi and Linda Decker, stockholders and former directors. Principal balance as of March 31, 2004 is $23,400. The loan bears an interest rate of 10% per year, and is unsecured. The note is due June 28, 2004, with the option to renew the term for additional 30-day periods. Interest in the amount of $1,585 has been accrued as of March 31, 2004.

The Company also presently has an outstanding loan payable to Peter Mergenthaler, the Company's Chief Executive Officer as well as a stockholder of the Company. The principal balance as of March 31, 2004 is $564,500. The loan bears no interest and there currently is no repayment plan.

The Company also presently has an outstanding loan payable to Paul M. Cervino, the Company's Chief Financial Officer as well as a stockholder of the Company. The principal balance as of March 31, 2004 is $150,000. The loan bears interest at the prime rate (4% at March 31, 2004) and there currently is no repayment plan.

The  Company's  working  capital  ratio  is  .16  at  March  31,  2004.

As of March 31, 2004, the Company had accounts payable of $56,442, accrued expenses of $115,258 and notes payable to stockholders of $777,900, as stated above.

The  Company's  inventory  turnover  ratio is .62 for the first quarter of 2004.

As of March 31, 2004 the Company had property and equipment, net of accumulated depreciation of $819,687. The total in 2004 is primarily a result of additions to leasehold improvements in connection with the renovation and possible purchase of a 65,000 square foot building in Ronkonkoma, New York.

The former shareholders of Trans Max, who have become the Company's majority stockholders, contributed additional paid-in capital of $369,171 during the quarter ended March 31, 2004, and the Company may require additional capital. There can be no assurance that any new capital would be available to the Company or that adequate funds for the Company's operations, whether from the Company's revenues, financial markets, or other arrangements will be available when needed or on terms satisfactory to the Company. Although the Company has a verbal commitment, with no guarantee, from its current majority shareholders to continue funding its operations, the failure of the Company to obtain adequate additional financing may require the Company to delay, curtail or scale back some or all of its research and development programs, sales and marketing efforts, and manufacturing operations. Any additional financing may involve dilution to the Company's then-existing shareholders.

Although the Company anticipates its majority stockholders to continue to fund its short-term operations, without additional capital or debt financing, the Company does not believe it can operate at its current level without additional funding. The Company is currently dependent on receiving funding from its majority shareholders. If funding were to stop or the Company could not raise additional capital, the Company would not be able to continue operations beyond its current pay cycle.

CRITICAL ACCOUNTING POLICIES

We believe that of the significant accounting policies used in the preparation of our financial statements, the following are critical accounting policies, which may involve a higher degree of judgment, complexity and estimates.

MANAGEMENT  ESTIMATES

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

REVENUE  RECOGNITION

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


RESEARCH  AND  DEVELOPMENT

Research and development activities are expensed as incurred, including costs relating to patents or rights which may result from such expenditures.

STOCK-BASED  COMPENSATION

Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123") established financial accounting and reporting standards for stock-based employee compensation plans. It defined a fair value based method of accounting for an employee stock option or similar equity instrument and encouraged all entities to adopt that method of accounting for all of their employee stock compensation plans and include the cost in the income statement as compensation expense. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees". The Company accounts for compensation cost for stock option plans in accordance with APB Opinion No. 25.

LOSS  PER  SHARE

Basic and diluted loss per share is computed on the basis of the weighted average number of shares of common stock outstanding during each period. Common equivalent shares from common stock options and warrants are excluded from the computation as their effect would dilute the loss per share for all periods presented.

RECAPITALIZATION

On July 21, 2003, the Registrant acquired 100% of the issued and outstanding shares of Trans Max Technologies, Inc., a Florida corporation, ("Trans Max") in exchange for 15,177,300 shares of the Registrant's common stock. This share exchange is stated at pre two for one and six for one split's. As a result of the acquisition of Trans Max, the control of the Registrant shifted to the former shareholders of Trans Max.

Following the Share Exchange there were 17,500,000 shares of the Registrant's common stock outstanding. The change in control was reported via a Form 8-K in August,2003. The business of Perma-Tune Electronics, Inc. will remain the business of the Registrant.

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

FORWARD  SPLIT

On March 12, 2004, in connection with a six for one forward split the company issued 184,260,395 shares of common stock. The following individuals exercise control of the Registrant with the forward spilt reflected in each individual's number of shares.



     Name                    No.  of  shares                    Percentage
     ----                    ---------------                    ----------
Colonel Robert Fyn             63,744,660                          28.8%
Murray H. Stark                63,744,660                          28.8%
Peter Mergenthaler             27,319,140                          12.4%
Garth S. Bailey                27,319,140                          12.4%


ITEM  5.  -  Certain  Relationships  and  Related  Transactions

Robert E. Fyn, Murray H. Stark, Garth S. Bailey and Peter Mergenthaler own majority control of Aero Marine Engine, Inc. as well as majority control of the Registrant. Messrs. Fyn and Stark each own approximately 26% of Aero Marine Engine, Inc. and Messrs. Bailey and Mergenthaler own approximately 13% of Aero Marine Engine, Inc.

In November 2003, the Company agreed to provide a $1.5 million line of credit to provide products and services to Aero Marine Engine, Inc. Pursuant to the agreement between the Company and Aero Marine Engine, Inc., for every $2 paid to the Company by Aero Marine Engine, Inc., the Company will extend $1 of credit, up to a maximum of $1.5 million dollars. The Company's current financial position makes it unlikely that it would be able to extend credit under the agreement.

Lonnie Lenarduzzi has entered into a Licensing Agreement to license to the Company all technology developed by him for $1,000 per year. The Licensing Agreement was entered into on November 30, 1996 and has a term of 25 years, extending to November 30, 2021.

The Company has relocated to a temporary location with a month to month lease while renovating and possibly purchasing a 65,000 square foot building in Ronkonkoma, New York. The Company is leasing the space from Advance Micro Power Corporation who has signed a Letter of Intent to be acquired by the Company. It is anticipated that the acquisition will be finalized within 90 days, subject to the ability of the Company to receive financing.

Advance Micro Power (AMP) designs and produces miniature electronic circuit boards. AMP's customer base includes companies in the medical, industrial, defense, and telecommunication industries. AMP also functions as a technology incubator for small high tech entrepreneurs.

ITEM 6. -  EXHIBITS AND REPORTS ON FORM 8-K

a)     Exhibits

     Exhibit No.     Description

      3.2     Bylaws

     31.1     Certification  of  Chief  Executive  Officer  pursuant  to
              Section  302  of  the  Sarbanes-Oxley  Act  of  2002

     31.2 Certification of Chief Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002

     32.1     Certification  of  Chief  Executive  Officer  pursuant  to
              Section  906  of  the  Sarbanes-Oxley  Act  of  2002

     32.2     Certification  of  Chief  Financial  Officer
              pursuant  to  Section  906  of  the  Sarbanes-
              Oxley  Act  of  2002

                                    SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Trans Max Technologies, Inc.

Date: May 24, 2004
By: /s/ Peter Mergenthaler
        ------------------
    Peter Mergenthaler
    Chief Executive Officer

                                  EXHIBIT 3.2



                                     BYLAWS
                                       OF
                          TRANS MAX TECHNOLOGIES, INC.
                              A NEVADA CORPORATION

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

(c) "Articles of Incorporation" means the Articles of Incorporation of Trans Max Technologies, Inc., as filed with the Secretary of State of the State of Nevada and includes all amendments thereto and restatements thereof subsequently filed.

(d)  "Company"  means  Trans  Max  Technologies,  Inc.,  a  Nevada  corporation.

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

3.3     Place of Meetings.  The Stockholders shall hold all meetings at such
        -----------------
places, within or without the State of Nevada, as the Board or a committee of the Board shall specify in the notice or waiver of notice for such meetings.

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

          If the chairman of the meeting gives notice of any adjourned special meeting of Stockholders to all Stockholders entitled to vote thereat, stating that the minimum percentage of stockholders for a quorum as provided by Nevada law shall constitute a quorum, then, except as otherwise required by law, that percentage at such adjourned meeting shall constitute a quorum and a majority of the votes cast at such meeting shall determine all matters.

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

4.5     Removal. Stockholders holding 2/3 of the outstanding shares entitled to
        -------
vote at an election of directors may remove any director or the entire Board of Directors at any time, with or without cause.

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

5.2     Place of Meetings.  The Board may hold any of its meetings in or out of
        -----------------
the State of Nevada, at such places as the Board may designate, at such places as the notice or waiver of notice of any such meeting may designate, or at such places as the persons calling the meeting may designate.

5.3     Meetings by Telecommunications.  The Board or any committee of the Board
        ------------------------------
may hold meetings by means of conference telephone or similar telecommunications equipment that enable all persons participating in the meeting to hear each other. Such participation shall constitute presence in person at such meeting.

5.4     Special Meetings.  The Chairman of the Board, the President, or one-half
        ----------------
of the directors then in office may call a special meeting of the Board. The person or persons authorized to call special meetings of the Board may fix any place, either in or out of the State of Nevada as the place for the meeting.

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

6.4     Authority.  Any committee, to the extent the Board provides, shall have
        ---------
and may exercise all the powers and authority of the Board in the management of the business and affairs of the Company, and may authorize the affixation of the Company's seal to all instruments which may require or permit it. However, no committee shall have any power or authority with regard to amending the Articles of Incorporation, adopting an agreement of merger or consolidation, recommending to the Stockholders the sale, lease or exchange of all or substantially all of the Company's property and assets, recommending to the Stockholders a dissolution of the Company or a revocation of a dissolution of the Company, or amending these Bylaws of the Company. Unless a resolution of the Board expressly provides, no committee shall have the power or authority to declare a dividend, to authorize the issuance of stock, or to adopt a certificate of ownership and merger.

6.5     Minutes. Each committee shall keep regular minutes of its proceedings
        -------
and report the same to the Board when required.

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

10.9     Construction.  The indemnification provided by this Article shall be
         ------------
subject to all valid and applicable laws, including, without limitation, the Nevada General Corporation Law, and, in the event this Article or any of the provisions hereof or the indemnification contemplated hereby are found to be inconsistent with or contrary to any such valid laws, the latter shall be deemed to control and this Article shall be regarded as modified accordingly, and, as so modified, to continue in full force and effect.

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

     Executed as of this 23rd day of July, 2003.



                              /s/ Peter Mergenthaler
                              -----------------------------
                              Peter Mergenthaler, Secretary

                                  EXHIBIT 31.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Peter Mergenthaler, certify that:

1. I have reviewed this Quarterly Report on Form 10-QSB of Trans Max Technologies, Inc.;

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

Date:  May 24, 2004


                                   By: /s/ Peter Mergenthaler
                                   -------------------------------
                                   Peter Mergenthaler,
                                   Chief Executive Officer

                                  EXHIBIT 31.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Paul M. Cervino, certify that:

1. I have reviewed this Quarterly Report on Form 10-QSB of Trans Max Technologies, Inc.;

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

Date:  May 24, 2004


                                   By: /s/ Paul M. Cervino
                                   -------------------------------
                                   Paul M. Cervino,
                                   Chief Financial Officer

                                  EXHIBIT 32.1


                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
           PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


I, Peter Mergenthaler, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of Trans Max Technologies, Inc. on Form 10-QSB for the fiscal quarter ended March 31, 2004 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Form 10-QSB fairly presents in all material respects the financial condition and results of operations of Trans Max Technologies, Inc.


                                        By:/s/ Peter Mergenthaler
                                        --------------------------
                                        Name: Peter Mergenthaler
                                        Title: Chief Executive Officer
May 24, 2004

                                  EXHIBIT 32.2


                    CERTIFICATION OF CHIEF FINANCIAL OFFICER
           PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


I, Paul M. Cervino, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of Trans Max Technologies, Inc. on Form 10-QSB for the fiscal quarter ended March 31, 2004 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Form 10-QSB fairly presents in all material respects the financial condition and results of operations of Trans Max Technologies, Inc.


                                        By:/s/ Paul M. Cervino
                                        --------------------------
                                        Name: Paul M. Cervino
                                        Title: Chief Financial Officer
May 24, 2004