Form 10QSB
period 2004-06-30
TRANS MAX TECHNOLOGIES INC
filed 2004-09-21
CIK 1074663

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended – June 30, 2004

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from                                                              to

TRANS MAX TECHNOLOGIES, INC..
(Exact name of registrant as it appears in its charter)

000-31631
Commission File Number)

NEVADA (State or jurisdiction of Incorporation or organization)	42-1599830 I.R.S. Employer Identification No.)

7473 West Lake Mead Boulevard
Las Vegas, Nevada  89128
(Address of Principal Executive Office)

(702) 382-3377
Registrant's telephone number, including area code

Securities registered pursuant to Section 12 (b) of the Act:  None

Securities registered pursuant to Section 12 (b) of the Act:  Class A Common Stock $0.001 Par Value

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports) and  (2) has been subject to such filing requirements for the past 90 days.  Yes X No

At the end of the quarter ending June 30, 2004 there were 221,212,474 issued and outstanding shares of the registrant’s common stock.


PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

TRANS MAX TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED FINANCIALS
FOR PERIOD ENDING JUNE 30, 2004 (UNAUDITED)


TRANS MAX TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
JUNE 30, 2004 (UNAUDITED)

ASSETS

Current Assets:
Cash and cash equivalents	$ 29,956
Accounts receivable	8,792

Total Current Assets	38,748

Receivable from affiliates	314,339
Property and equipment, net	10,701

TOTAL ASSETS	$ 363,788 =========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITIES
Current Liabilities
Accounts payable and accrued expenses	$ 103,434
Note payable to stockholders	975,189

Total Current Liabilities	1,078,623

Total Liabilities	1,078,623

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock, $.001 Par Value; 500,000,000 shares authorized 221,212,474 shares issued and outstanding	221,212
Additional paid-in capital	1,689,097
Accumulated deficits	(2,625,144)

Total Stockholders' Equity (Deficit)	(714,835)

TOTAL LIABILITY AND STOCKHOLDERS' EQUITY (DEFICIT)	$ 363,788 =========

The accompanying notes are an integral part of the condensed consolidated financial statements.


TRANS MAX TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 2004 AND 2003

	SIX MONTHS ENDED		THREE MONTHS ENDED
	JUNE 30,		JUNE 30,
	2004	2003	2004	2003

OPERATING REVENUES
Sales	$ 112,288	$ 158,090	$ 51,940	$ 89,554

COST OF SALES	61,423	57,909	28,411	33,879

GROSS PROFIT (LOSS)	50,865	100,181	23,529	55,675

OPERATING EXPENSES
Research and development	57,612	-	-	-
General and administrative expenses	1,114,391	88,765	583,903	49,752
Depreciation and amortization	673	1,500	-	750
Total Operating Expenses	1,172,676	90,265	583,903	50,502

NET INCOME (LOSS) BEFORE OTHER (EXPENSES)	(1,121,811)	9,916	(560,374)	5,173
OTHER (EXPENSES)
Impairment	(822,046)	-	(822,046)	-
Interest expense	(18,940)	(3,559)	(9,123)	(2,408)
Total Other Expenses	(840,986)	(3,559)	(831,169)	(2,408)

NET INCOME (LOSS) PER COMMON SHARE OUTSTANDING	$ (1,962,797) ===========	$ 6,357 =========	$ (1,391,543) =========	$ 2,765 ==========

WEIGHTED AVERAGE NUMBER OF COMMON
NET INCOME (LOSS) PER COMMON SHARE SHARES OUTSTANDING	221,212,474 ===========	2,322,700 =========	221,212,474 =========	2,322,700 ==========

NET INCOME (LOSS) PER COMMON SHARE	$ (0.0089) ==========	$ 0.0027 ========	$ (0.0063) ==========	$ 0.0012 ==========

The accompanying notes are an integral part of the condensed consolidated financial statements.


TRANS MAX TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003

	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(1,962,797)	$ 6,357
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities
Depreciation	673	1,500
Imputed interest expense	7,056	-
Common stock issued for services	70,339	-
Impairment of property and equipment	822,046	-
Changes in assets and liabilities
(Increase) decrease in accounts receivable	18,192	(2,823)
Decrease in other assets	228,071	293
Increase in accounts payable	52,621	1,257
Total adjustments	1,198,998	227
Net cash provided by (used in) operating activities	(763,799)	6,584
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(398,707)	-
(Decrease) in receivable from affiliates, net	(284,445)	-
Net cash (used in) investing activities	(683,152)	-
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable to stockholders	861,789	-
Net proceeds from line of credit	-	24
Cash contributed by stockholders	605,859	-
Net cash provided by financing activities	1,467,648	24

NET INCREASE IN CASH AND CASH EQUIVALENTS	20,697	6,608

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	9,259	-

CASH AND CASH EQUIVALENTS - END OF PERIOD	$ 29,956 =========	$ 6,608 ==========
SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid during the year for interest	$ 18,940 =========	$ 3,559 =========
SUPPLEMENTAL DISCLOSURE OF NONCASH INFORMATION

Common stock issued for services	$ 70,339 =========	$ - =========

The accompanying notes are an integral part of the condensed consolidated financial statements.


TRANS MAX TECHNOLOGIES, INC.
SELECTED NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS

1.             INTERIM FINANCIAL STATEMENTS

The accompanying unaudited interim condensed consolidated financial statements have been prepared without audit pursuant to the rules and regulations of the U.S. Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, pursuant to such rules and regulations.  These unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto of the Company included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003.  In the opinion of Management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods presented have been included. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the respective full year.

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company faces many operating and industry challenges.  The Company intends to do business in a highly competitive industry.  Future operating losses for the Company are anticipated and the proposed plan of operations, even if successful, may not result in cash flow sufficient to finance the continued expansion of its business.  These factors raise substantial doubt about the Company's ability to continue as a going concern.  Realization of assets is dependent upon continued operations of the Company, which in turn is dependent upon management's plans to meet its financing requirements, as discussed below, and the success of its future operations.  The condensed consolidated financial statements do not include any adjustments that might result from this uncertainty.

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


TRANS MAX TECHNOLOGIES, INC.
SELECTED NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

2.             ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

MANAGEMENT ESTIMATES

The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  Actual results could differ from those estimates.

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

CONCENTRATIONS OF CREDIT RISK

Financial instruments which subject the Company to concentrations of credit risk include cash and cash equivalents and accounts receivable. The Company maintains its cash and cash equivalents with major financial institutions selected based upon management's assessment of the banks' financial stability.  Balances periodically exceed the $100,000 federal depository insurance limit. The Company has not experienced any losses on deposits.  Accounts receivable generally arise from sales of services to customers operating in the United States.  Collateral is generally not required for credit granted.  As of  June 30, 2004, approximately 35% of the Company's trade receivables were due from one customer.  The Company provides allowances for potential credit losses when necessary.


TRANS MAX TECHNOLOGIES, INC.
SELECTED NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

2.             ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

PROPERTY AND EQUIPMENT

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

The difference between the 34% federal statutory income tax rate and amounts shown in the accompanying interim financial statements is primarily attributable to an increase in the valuation allowance applied against the tax benefit from utilization of net operating loss carry forwards.

STOCK-BASED COMPENSATION

Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123") established financial accounting and reporting standards for stock-based employee compensation plans.  It defined a fair value based method of accounting for an employee stock option or similar equity instrument and encouraged all entities to adopt that method of accounting for all of their employee stock compensation plans and include the cost in the income statement as compensation expense.  However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25,"Accounting for Stock Issued to Employees".  The Company accounts for compensation cost for stock option plans in accordance with APB Opinion No. 25.


TRANS MAX TECHNOLOGIES, INC.
SELECTED NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

2.             ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

IMPAIRMENT OF LONG-LIVED ASSETS

In the event facts and circumstances indicate the carrying value of a long-lived asset, including associated intangibles, may be impaired, an evaluation of recoverability is performed by comparing the estimated future undiscounted cash flows associated with the asset to the asset's carrying amount to determine if a write-down to market value or discounted cash flow is required.  Based upon management's evaluation, an impairment write-down of some of the Company's assets was deemed necessary ($26,393).

FAIR VALUE OF FINANCIAL INSTRUMENTS

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


TRANS MAX TECHNOLOGIES, INC.
SELECTED NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

2.             ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS, CONTINUED

In December 2002, the FASB issued SFAS No.148, "Accounting for Stock Based Compensation", which amends SFAS No.123 to provide alternative methods of transition for an entity that voluntarily changes to the fair value method of accounting for stock based employee compensation.  It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock based employee compensation.  Finally, SFAS No. 148 amends APB Opinion No.28, "Interim Financial Reporting", to require disclosure of those effects in interim financial statements.  SFAS No. 148 is effective for fiscal years ended after December 15, 2002, but early adoption is permitted.  The Company adopted SFAS No.148 on January 1, 2003.  The adoption of SFAS No. 148 did not have a significant impact on its financial reporting.

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

In April 2003, the FASB issued SFAS No. 149, Amendment to Statement No. 133 on Derivative Instruments and Hedging Activities.  This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No.  133.  The changes in SFAS No. 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. Those changes will result in more consistent reporting of contracts as either derivatives or hybrid instruments.  SFAS No.149 is effective for contracts entered into or modified after June 30, 2003, except in certain instances detailed in the statement, and hedging relationships designated after June 30, 2003.  Except as otherwise stated in SFAS No. 149, all provisions should be applied prospectively.  The adoption of this statement did not have a material effect on the Company's financial condition or results of operations.

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


TRANS MAX TECHNOLOGIES, INC.
SELECTED NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

3.             LIQUIDITY

For the six months ended June 30, 2004, the Company had a net loss of $(1,962,797) and net income of $ 6,357 for the same period in 2003. For the six months ended June 30, 2004 the Company had negative cash flows from operations of $763,799 ( and positive cash flows from operations of $ 6,584 for the same period in 2003).  In addition to the revenues provided by the normal operations of the electronic ignition product line, the Company has been dependent on additional capital contributions from shareholders and debt financing to fund its cash requirements.

As of  June 30, 2004 the Company's cash reserves totaled $29,656.  The Company has temporarily discontinued production and sales efforts as well as further research and development.  During the next quarter the Company expects to decide on the future of production and research and development. .  This decision could significantly  impact demand for the Company's products.

To assist with funding its operations, the Company's majority stockholders contributed additional paid-in capital of $236,688 and additional loans of $ 197,289 during the six months ended June 30, 2004.  During 2004 and beyond the Company will require additional capital.  Although the current majority stockholders of the Company have made a verbal commitment, with no guarantee, to continue to fund the research and development and sales and marketing efforts of the Company in 2004 if alternate financing cannot be obtained, there can be no assurance that any new capital would be available to the Company or that adequate funds for the Company's operations, whether from the Company's revenues, financial markets, or other arrangements will be available when needed or on terms satisfactory to the Company. The failure of the Company to obtain adequate additional financing may require the Company to delay, curtail or scale back some or all of its research and development programs, sales and marketing efforts, and manufacturing operations.

4.             PROPERTY AND EQUIPMENT

Property and equipment, at June 30, 2004, consists of the following:

    Machinery and equipment                             $    72,813
    Less accumulated depreciation                          (62,112)
    Property and equipment, net                               $10,701

Depreciation expense was $673 and $1,500 for the six months ended June 30, 2004 and 2003, respectively.  Leasehold improvements of $ 822,046 were written off as the building in Ronkonkoma, New York was abandoned.


TRANS MAX TECHNOLOGIES, INC.
SELECTED NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

5.             NOTES PAYABLE TO STOCKHOLDERS

Notes payable to stockholders at June 30, 2004 consisted of the following:

Note payable to a stockholder bearing interest at 10% per year with interest payments due quarterly and the principal due on demand.  This note is collateralized by inventory.  $ 40,000

Note payable to two stockholders and current employees of the Company bearing interest at 10% per year with all interest and principal due June 28, 2004 with the option to renew the note for 30 day periods.  The note is not collateralized.  $23,400.

Note payable to a stockholder and former officer/director of the Company.  There is no formal note agreement; however, the note bears interest at the prime rate and is due on demand. The note is not collateralized.  $ 271,519

Note payable to a stockholder and former officer/director of the Company.  There is no formal note agreement.  The note bears no interest; however, interest is imputed at the prime rate and the outstanding principal balance is due on demand.  The note is not collateralized.   $ 640,270

Total notes payable to stockholders                                $  975,189
                                                                                                ========

6.             STOCKHOLDERS' EQUITY

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

The Company's articles of incorporation also authorize the issuance of up to 10,000,000 shares of preferred stock with characteristics determined by the Company's board of directors.  As of  June 30, 2004 the Company has not issued any preferred stock.

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


TRANS MAX TECHNOLOGIES, INC.
SELECTED NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

6.             STOCKHOLDERS' EQUITY, CONTINUED

On May 12, 2004 the Company issued 100,000 restricted shares to a consulting firm for the introduction of business opportunities.  The cost associated with this issuance has been charged to consulting expense in the second quarter.

On May 25, 2004 Eastern Business Associates, Inc., Balboa Group, Inc. and Financial Investors, Inc. each acquired 43,002,350 shares of the Company’s stock or 19.4% of the outstanding shares resulting in a change in control of the Company.  All three companies have the same Managing Director. (see related 8K filing)

STOCK OPTIONS

The Company periodically issues incentive stock options to key employees, officers and directors to provide additional incentives to promote the success of the Company's business and to enhance the ability to attract and retain the services of qualified persons.  The issuances of such options are approved by the Board of Directors.  The exercise price of an option granted is determined by the fair market value of the stock on the date of grant.

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

Proforma information regarding net income and earnings per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement.  The fair value for these options was estimated at the date of grant using a Black-Scholes option-pricing model.  No options were granted or vested and, accordingly, no option-pricing assumptions or proforma disclosures are presented for that year.

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

For purposes of proforma disclosures, the estimated fair value of the options is included in expense over the option's vesting period or expected life. As of  June 30, 2004, all options to purchase 9,000,000 shares of the Company's common stock were extinguished.


TRANS MAX TECHNOLOGIES, INC.
SELECTED NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

6.             STOCKHOLDERS' EQUITY, CONTINUED

A summary of the Company's stock option activity and related information for the six months ended June 30, 2004 follows:

                                                                    NUMBER OF
                                                                    SHARES
                                                                    UNDER                  WEIGHTED-AVERAGE
                                                                    OPTIONS              EXERCISE PRICE

Outstanding - December 31, 2003          1,950,000                $       0.01667
Granted                                                      7,050,000                $       0.01667
Exercised                                                                  -                                     -
Forfeited during 2004                               9,000,000                                    -
Outstanding -  June 30, 2004                                 0

7.             RELATED PARTY TRANSACTIONS

The Company has entered into four notes payable agreements with certain of its stockholders (See Note 5).  Included in accrued expenses at  June 30, 2004 is accrued interest payable to these stockholders of $ 8,000 related to these notes.  . The Company has a license agreement with its Chief Scientist for its ignition system product line whereby it has acquired all of his rights to patents, trademarks, technical information and trade secrets through November 30, 2021 by payment of a yearly license fee of $1,000.

In November 2003, the Company agreed to provide a $1.5 million line of credit to provide products and services to Aero Marine Engine, Inc., a company owned by the majority stockholders of the Company.  Pursuant to the agreement between the Company and Aero Marine Engine, Inc., for every $2 paid to the Company by Aero Marine Engine, Inc., the Company will extend $1 of credit, up to a maximum of $1.5 million dollars.  As of  June 30, 2004, the Company has not advanced any money under this agreement.  Aero Marine does not have sufficient funds to pay the Company in order to receive credit, under this agreement. At June 30, 2004, the Company had a receivable from Aero Marine of $314,339. There is substantial doubt about the ability of Aero Marine to repay the Company. These advances were made in connection with relocating this affiliated company to Ronkonkoma, New York and funding this affiliated company’s payroll.


TRANS MAX TECHNOLOGIES, INC.
SELECTED NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

8.             SUBSEQUENT EVENTS

On July 7, 2004 the Company changed transfer agents from Manhattan Transfer Register Company to Intercontinental Transfer and Register Agency, Inc. (see related 8K filing)

Also on July 7, 2004 the Company moved it corporate headquarters to Las Vegas, Nevada. (see related 8K filing)

On July 15, 2004 the Company acquired 100% of the issued and outstanding shares of Bogner Industries, Inc. for 31,200,000 shares of the Company’s stock, bearing a two (2) year restrictive legend, issued two (2) 18 month employment agreements, together with and income and growth participation, some of which is guaranteed to the former principals of Bogner Industries, Inc. (see related 8K filing)

On July 20, 2004 the Board of Directors adopted a resolution authorizing and approving a 200 to 1 reverse stock split with the effective date of August 9, 2004 and the trading symbol of the Company was changed to TMAX. (see related 8K filings)

On August 24, 2004 the Company entered into an Agreement with Groupo Aquinas SA whereby Groupo Aquinas SA assigned to the Company all the marketing and purchasing rights to water making technologies together with all related intellectual properties, including a Water Air Machine (WAM), which produces large quantities of drinkable water from the air at a low cost, in exchange for 50,000,000 shares of common stock of the Company.  The certificates will bear the appropriate 2-year restrictive legend. (see related 8K filing)

This issuance of stock changes the control of the Company to Groupo Aquinas SA, a company with the same Managing Director as the three former control companies. (see related 8K filing)

On August 24, 2004 the Company entered into a Joint Venture Agreement with Adaptive Propulsion Systems, LLC (“Adaptive”), a wholly owned subsidiary of Tactronics.  Adaptive will provide 100% of the capital and labor to build to military grade Water Air Machines to be mounted on military vehicles. Adaptive will pay the Company a 20% gross royalty on all orders of the Water Air Machines. The Company will have the rest of the world military market and all civilian commercial applications, for which the Company will pay a five (5%) percent gross royalty on such orders to Adaptive. (see related 8K filing)

On August 25, 2004 the Company entered into a Consulting Fee Agreement with Nino Investment Trust, which will continue to provide consulting services for all of the Company’s businesses and will also continue to coordinate prospective acquisitions in European countries. The consulting fee is 2,400,000 shares of the common stock of the Company, which shares the Company intends to register with the Securities and Exchange Commission on the Form S-8 Registration Statement under the Securities Act of 1933. (see related 8K filing)


Item 2.                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

Forward-looking Statements

This Report on Form 10-QSB contains certain forward-looking statements. These forward-looking statements include statements regarding (i) marketing plans, capital and operations expenditures, and results of operations; (ii) potential financing arrangements; (iii) potential utility and acceptance of the Company's existing and proposed services; and (iv) the need for, and availability of, additional financing.

The forward-looking statements included herein are based on current expectations and involve a number of risks and uncertainties. These forward-looking statements are based on assumptions regarding the business of the Company which involve judgments with respect to, among other things, future economic and competitive conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, actual results may differ materially from those set forth in the forward-looking statements. In light of the significant uncertainties inherent in the forward-looking information contained herein, the inclusion of such information should not be regarded as any representation by the Company or any other person that the objectives or plans of the Company will be achieved.

OVERVIEW

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

MANAGEMENT ESTIMATES

The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  Actual results could differ from those estimates.

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

CONCENTRATIONS OF CREDIT RISK

Financial instruments which subject the Company to concentrations of credit risk include cash and cash equivalents and accounts receivable. The Company maintains its cash and cash equivalents with major financial institutions selected based upon management's assessment of the banks' financial stability.  Balances periodically exceed the $100,000 federal depository insurance limit. The Company has not experienced any losses on deposits.  Accounts receivable generally arise from sales of services to customers operating in the United States.  Collateral is generally not required for credit granted.  As of  June 30, 2004, approximately 35% of the Company's trade receivables were due from one customer.  The Company provides allowances for potential credit losses when necessary.

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

LIQUIDITY

For the six months ended June 30, 2004, the Company had a net loss of $(1,962,797) and net income of $ 6,357 for the same period in 2003. For the six months ended June 30, 2004 the Company had negative cash flows from operations of $763,799 ( and positive cash flows from operations of $ 6,584 for the same period in 2003).  In addition to the revenues provided by the normal operations of the electronic ignition product line, the Company has been dependent on additional capital contributions from shareholders and debt financing to fund its cash requirements.

As of  June 30, 2004 the Company's cash reserves totaled $29,656.  The Company has temporarily discontinued production and sales efforts as well as further research and development.  During the next quarter the Company expects to decide on the future of production and research and development. .  This decision could significantly  impact demand for the Company's products.

To assist with funding its operations, the Company's majority stockholders contributed additional paid-in capital of $236,688 and additional loans of $ 197,289 during the six months ended June 30, 2004.  During 2004 and beyond the Company will require additional capital.  Although the current majority stockholders of the Company have made a verbal commitment, with no guarantee, to continue to fund the research and development and sales and marketing efforts of the Company in 2004 if alternate financing cannot be obtained, there can be no assurance that any new capital would be available to the Company or that adequate funds for the Company's operations, whether from the Company's revenues, financial markets, or other arrangements will be available when needed or on terms satisfactory to the Company. The failure of the Company to obtain adequate additional financing may require the Company to delay, curtail or scale back some or all of its research and development programs, sales and marketing efforts, and manufacturing operations.

PROPERTY AND EQUIPMENT

Property and equipment, at June 30, 2004, consists of the following:

    Machinery and equipment                             $    72,813
    Less accumulated depreciation                          (62,112)
    Property and equipment, net                               $10,701

Depreciation expense was $673 and $1,500 for the six months ended June 30, 2004 and 2003, respectively.  Leasehold improvements of $ 822,046 were written off as the building in Ronkonkoma, New York was abandoned.

NOTES PAYABLE TO STOCKHOLDERS

Notes payable to stockholders at June 30, 2004 consisted of the following:

Note payable to a stockholder bearing interest at 10% per year with interest payments due quarterly and the principal due on demand.  This note is collateralized by inventory.  $ 40,000

Note payable to two stockholders and current employees of the Company bearing interest at 10% per year with all interest and principal due June 28, 2004 with the option to renew the note for 30 day periods.  The note is not collateralized.  $23,400.

Note payable to a stockholder and former officer/director of the Company.  There is no formal note agreement; however, the note bears interest at the prime rate and is due on demand. The note is not collateralized.  $ 271,519

Note payable to a stockholder and former officer/director of the Company.  There is no formal note agreement.  The note bears no interest; however, interest is imputed at the prime rate and the outstanding principal balance is due on demand.  The note is not collateralized.   $ 640,270

Total notes payable to stockholders                                                $  975,189
                                                                                                                ========

STOCKHOLDERS' EQUITY

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

The Company's articles of incorporation also authorize the issuance of up to 10,000,000 shares of preferred stock with characteristics determined by the Company's board of directors.  As of  June 30, 2004 the Company has not issued any preferred stock.

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

On May 12, 2004 the Company issued 100,000 restricted shares to a consulting firm for the introduction of business opportunities.  The cost associated with this issuance has been charged to consulting expense in the second quarter.

On May 25, 2004 Eastern Business Associates, Inc., Balboa Group, Inc. and Financial Investors, Inc. each acquired 43,002,350 shares of the Company’s stock or 19.4% of the outstanding shares resulting in a change in control of the Company.  All three companies have the same Managing Director. (see related 8K filing)

STOCK OPTIONS

The Company periodically issues incentive stock options to key employees, officers and directors to provide additional incentives to promote the success of the Company's business and to enhance the ability to attract and retain the services of qualified persons.  The issuances of such options are approved by the Board of Directors.  The exercise price of an option granted is determined by the fair market value of the stock on the date of grant.

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

Proforma information regarding net income and earnings per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement.  The fair value for these options was estimated at the date of grant using a Black-Scholes option-pricing model.  No options were granted or vested and, accordingly, no option-pricing assumptions or proforma disclosures are presented for that year.

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

For purposes of proforma disclosures, the estimated fair value of the options is included in expense over the option's vesting period or expected life. As of  June 30, 2004, all options to purchase 9,000,000 shares of the Company's common stock were extinguished.

A summary of the Company's stock option activity and related information for the six months ended June 30, 2004 follows:

                                                                    NUMBER OF
                                                                    SHARES
                                                                    UNDER                  WEIGHTED-AVERAGE
                                                                    OPTIONS              EXERCISE PRICE

Outstanding - December 31, 2003          1,950,000                 $       0.01667
Granted                                                       7,050,000                $       0.01667
Exercised                                                                   -                                    -
Forfeited during 2004                               9,000,000                                    -
Outstanding -  June 30, 2004                                 0

RELATED PARTY TRANSACTIONS

The Company has entered into four notes payable agreements with certain of its stockholders (See Note 5).  Included in accrued expenses at  June 30, 2004 is accrued interest payable to these stockholders of $ 8,000 related to these notes.  . The Company has a license agreement with its Chief Scientist for its ignition system product line whereby it has acquired all of his rights to patents, trademarks, technical information and trade secrets through November 30, 2021 by payment of a yearly license fee of $1,000.

In November 2003, the Company agreed to provide a $1.5 million line of credit to provide products and services to Aero Marine Engine, Inc., a company owned by the majority stockholders of the Company.  Pursuant to the agreement between the Company and Aero Marine Engine, Inc., for every $2 paid to the Company by Aero Marine Engine, Inc., the Company will extend $1 of credit, up to a maximum of $1.5 million dollars.  As of  June 30, 2004, the Company has not advanced any money under this agreement.  Aero Marine does not have sufficient funds to pay the Company in order to receive credit, under this agreement. At June 30, 2004, the Company had a receivable from Aero Marine of $314,339. There is substantial doubt about the ability of Aero Marine to repay the Company. These advances were made in connection with relocating this affiliated company to Ronkonkoma, New York and funding this affiliated company’s payroll.

Item 3. Controls and Procedures

Within 90 days prior to the date of filing of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Chief Executive Officer and the Chief Financial Officer, of the design and operation of the Company's disclosure controls and procedures. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC's rules and forms. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of this evaluation.

PART II.                OTHER INFORMATION

Item 1.   Legal Proceedings.

None

Item 2.   Changes in Securities

None

Item 3.   Default Upon Senior Securities

None

Item 4.   Submission of matters To a Vote of Security Holders

None

Item 5.  Other Events.

On May 25, 2004, Eastern Business Associates, Inc., a Bahamian corporation, acquired 43,002,350 shares of the Registrant's common stock, which constitutes approximately 19.4% of the Registrant's issued and outstanding shares of its common stock.

On May 25, 2004, Balboa Group, Inc., a Bahamian corporation, acquired 43,002,350 shares of the Registrant’s common stock, which constitutes approximately 19.4% of the Registrant’s issued and outstanding shares of its common stock.

On May 25, 2004, Financial Investors, Inc., a Bahamian corporation, acquired 43,002,350 shares of the Registrant’s common stock, which constitutes approximately 19.4% of the Registrant’s issued and outstanding shares of its common stock.

Samuel Higgins is the Managing Director of all three of the aforesaid corporations.

On May 28, 2004, Peter Mergenthaler was removed as President, Secretary-Treasurer and director for reported misuse of company funds and stock accounts and Paul Cervino was replaced as a director.  The new majority shareholders, Balboa Group, Inc., Financial Investors, Inc. and Eastern Business Associates, Inc. pursuant to Section 78.320(2) of the Nevada Revised Statutes executed a Written Consent of the Shareholders of Trans Max Technologies, Inc., a Nevada corporation, giving their written consent to the election of Ray Brouzes and Frances Langford as directors of the Registrant, in lieu of (1) the annual meeting of the shareholders or (2) a special meeting in lieu of annual meeting of the shareholders for the purpose of electing the directors of the corporation for the ensuing year. (see related 8K and 8K/A filing).

Effective May 28, 2004, Ray Brouzes and Frances Langford assumed their duties as the new Directors of the Registrant.

Effective May 29, 2004, Peter Mergenthaler was removed as President and Secretary-Treasurer of the Registrant, and Ray Brouzes was elected and is serving as President, and Frances Langford was elected and is serving as Secretary-Treasurer of the Registrant.

Item 6.   Exhibits and Reports.

(a)           EXHIBITS.

EXHIBIT NUMBER	DESCRIPTION	LOCATION
31.1	Rule 15d-14(a) Certification	Attached
32.2	Rule 1350 Certification	Attached

REPORTS ON FORM 8-K.

Form 8-K filed on June 28, 2004, Item 1. Changes in Control of Registrant and Item 5. Other Events, accession number 0001117768-04-00026 and incorporated herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunder duly authorized.

TRANS MAX TECHNOLOGIES, INC.
Dated: September 20, 2004	By: /s/ Raymond Brouzes Raymond Brouzes, President