Form 10QSB
period 2004-09-30
TRANS MAX TECHNOLOGIES INC
filed 2004-11-19
CIK 1074663

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended – September 30, 2004

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from                                                              to

TRANS MAX TECHNOLOGIES, INC.
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

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports) and  (2) has been subject to such filing requirements for the past 90 days.  Yes X No

At the end of the quarter ending September 30, 2004 there were 59,445,024 issued and outstanding shares of the registrant’s common stock.


PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

TRANS MAX TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED FINANCIALS
FOR PERIOD ENDING SEPTEMBER 30, 2004 (UNAUDITED)


TRANS MAX TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
SEPTEMBER 30, 2004 (UNAUDITED)

ASSETS

Current Assets:
Cash and cash equivalents	$ 1,378
Accounts receivable	599

Total Current Assets	1,977

Receivable from affiliates	314,339
Property and equipment, net	1,511,162

TOTAL ASSETS	$ 1,827,478 =========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITIES
Current Liabilities
Accounts payable and accrued expenses	$ 1,602,257
Note payable to stockholders	768,697

Total Current Liabilities	2,370,954

Total Liabilities	2,370,954

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock, $.001 Par Value; 500,000,000 shares authorized 59,445,024 shares issued and outstanding	59,445
Additional paid-in capital	7,432,895
Accumulated deficits	(8,035,816)

Total Stockholders' Equity (Deficit)	(543,476)

TOTAL LIABILITY AND STOCKHOLDERS' EQUITY (DEFICIT)	$ 1,827,478 =========

The accompanying notes are an integral part of the condensed consolidated financial statements.


TRANS MAX TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

	NINE MONTHS ENDED		THREE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2004	2003	2004	2003

OPERATING REVENUES
Sales	$ 112,288	$ 205,370	$ -	$ 47,280

COST OF SALES	61,423	94,680	-	36,771

GROSS PROFIT (LOSS)	50,865	110,690	-	10,509

OPERATING EXPENSES
Research and development	57,612	-	-	-
General and administrative expenses	1,255,181	221,359	140,790	132,594
Depreciation and amortization	2,894	2,574	2,221	1,074
Total Operating Expenses	1,315,687	223,933	143.011	133,668

NET INCOME (LOSS) BEFORE OTHER (EXPENSES)	(1,264,822)	(113,243)	(143,011)	(123,159)
OTHER (EXPENSES)
Impairment	(6,089,420)	-	(5,267,000)	-
Interest expense	(19,226)	(5,904)	(286)	(2,345)
Total Other Expenses	(6,108,646)	(5,904))	(5,267,286)	(2,345)

NET INCOME (LOSS) PER COMMON SHARE OUTSTANDING	$ (7,373,468) ============	$ (119,147) ==========	$ (5,410,297) ==========	$ (125,504) ==========

WEIGHTED AVERAGE NUMBER OF COMMON SHARE OUTSTANDING	8,450,111 ============	6,339,271 ==========	23,138,210 ==========	14,241,438 ==========

NET INCOME (LOSS) PER COMMON SHARE	$ (0.8726) ============	$ (0,0188) ==========	$ (0.2338) ==========	$ (0.0088) ==========

The accompanying notes are an integral part of the condensed consolidated financial statements.


TRANS MAX TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

2004		2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(7,373,468)	$ (119,147)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation	2,894	2,574
Imputed interest expense	16,179	-
Common stock issued for services	113,851	6,666
Impairment	6,089,024	-
Changes in assets and liabilities
Decrease in accounts receivable	23,385	2,313
(Increase) decrease in inventory	40,940	(4,934)
Decrease in other current assets	23,881	-
(Increase) decrease in other assets	163,250	(129,840)
Increase in accounts payable	1,551,444	13,234
Total adjustments	8,027,848	(229,134)
Net cash provided by (used in) operating activities	654,380	6,584
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(1,900,707)	(16,168)
(Increase) in receivable from affiliates, net	(284,445)	-
Net cash (used in) investing activities	(2,185,152)	(16,168)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable to stockholders	655,297	-
Line of credit, net	-	24
Cash contributed by stockholders	867,594	277,500
Net cash provided by financing activities	1,522,891	277,254

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(7,881)	32,222

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	9,259	-

CASH AND CASH EQUIVALENTS - END OF PERIOD	$ 1,378 =========	$ 32,222 ==========
SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid during the year for interest	$ 19,226 =========	$ 4,904 =========
SUPPLEMENTAL DISCLOSURE OF NONCASH INFORMATION

Common stock issued for services	$ 113,851 =========	$ 6,666 =========
Common stock issued for intangible assets and goodwill	$ 5,267,000 =========	$ - =========
Notes payable converted to equity	$ 271,519 =========	$ - =========

The accompanying notes are an integral part of the condensed consolidated financial statements.


TRANS MAX TECHNOLOGIES, INC.
SELECTED NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2004 AND 2003

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

2.             ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Perma-Tune Electronics, Inc.  ("Perma-Tune") was incorporated in 1993 in the state of Texas.  The Company designs and manufactures high performance electronic ignition systems for distribution throughout the United States, Canada and Europe.  On July 21, 2003 Perma-Tune acquired 100% of the issued and outstanding stock of Trans Max Technologies, Inc. ("Trans Max"), a Nevada corporation, in exchange for 15,177,300 shares of Perma-Tune's common stock (pre 2 for 1, 6 for 1 and 1 for 200 stock splits), 910,638 post split.  As a result of this acquisition, the control of Perma-Tune shifted to the former shareholders of Trans Max and this transaction was treated as a recapitalization.  As a part of this recapitalization, Perma-Tune Electronics, Inc. changed its name to Trans Max Technologies, Inc. (the "Company").

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

RESEARCH AND DEVELOPMENT

Research and development activities are expensed as incurred, including costs relating to patents or rights, which may result from such expenditures.

CONCENTRATIONS OF CREDIT RISK

Financial instruments, which subject the Company to concentration of credit risk include cash and cash equivalents and account receivables. The Company maintains its cash and cash equivalents with major financial institutions selected based upon management's assessment of the banks' financial stability.  Balances periodically exceed the $100,000 federal depository insurance limit. The Company has not experienced any losses on deposits.  Accounts receivable generally arise from sales of services to customers operating in the United States.  Collateral is generally not required for credit granted.  As of September 30, 2004, approximately 35% of the Company's trade receivables were due from one customer.  The Company provides allowances for potential credit losses when necessary.

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

IMPAIRMENT OF LONG-LIVED ASSETS

In the event facts and circumstances indicate the carrying value of a long-lived asset, including associated intangibles, may be impaired, an evaluation of recoverability is performed by comparing the estimated future undiscounted cash flows associated with the asset to the asset's carrying amount to determine if a write-down to market value or discounted cash flow is required.  Based upon management's evaluation, an impairment write-down of some of the Company's assets was deemed necessary in the amount of $6,089,420.

GOODWILL AND INTANGIBLE ASSETS

In July 2004, the Company acquired Bogner Industries for 31,200,000 shares of common stock. Upon purchase, the Company determined that the acquisition of this company’s assets were completely impaired, and such wrote off the entire acquisition amount of $4,992,000, the fair value of the stock at the time of acquisition.

The Company issued 55,000,000 shares of common stock for various intellectual property, which was valued at $275,000. The Company has determined that this amount should be impaired at September 30, 2004.

The Company accounts for its impairment in accordance with FASB 142, “Goodwill and Other Intangible Assets.”

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company includes fair value information in the notes to financial statements when the fair value of its financial instruments is different from the book value.  When the book value approximates fair value, no additional disclosure is made.

LOSS PER SHARE

Basic and diluted loss per share is computed on the basis of the weighted average number of shares of common stock outstanding during each period.  Common equivalent shares from common stock options and warrants are excluded from the computation, as their effect would dilute the loss per share for all periods presented.

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

3.             LIQUIDITY

For the nine months ended September 30, 2004, the Company had a net loss of $(7,373,468) and ($119,147) for the same period in 2003. For the nine months ended September 30, 2004 the Company had $7,881 negative cash flows from operations and positive cash flow of $32,222 of for the same period in 2003.  In addition to the revenues provided by the normal operations of the electronic ignition product line, the Company has been dependent on additional capital contributions from shareholders and debt financing to fund its cash requirements.

As of September 30, 2004 the Company's cash reserves totaled $1,379.  The Company has temporarily discontinued production and sales efforts as well as further research and development.  During the next quarter the Company expects to decide on the future of production and research and development.  This decision could significantly impact demand for the Company's products.

To assist with funding its operations, the Company's majority stockholders contributed additional paid-in capital of $867,594 and additional loans of $ 655,297 during the nine months ended September 30, 2004.  During 2004 and beyond the Company will require additional capital.  Although the current majority stockholders of the Company have made a verbal commitment, with no guarantee, to continue to fund the research and development and sales and marketing efforts of the Company in 2004 if alternate financing cannot be obtained, there can be no assurance that any new capital would be available to the Company or that adequate funds for the Company's operations, whether from the Company's revenues, financial markets, or other arrangements will be available when needed or on terms satisfactory to the Company. The failure of the Company to obtain adequate additional financing may require the Company to delay, curtail or scale back some or all of its research and development programs, sales and marketing efforts, and manufacturing operations.

4.             PROPERTY AND EQUIPMENT

Property and equipment, at September 30, 2004, consists of the following:

    Machinery and equipment                             $    14,735

Water air machine                                                1,500,000
    Less accumulated depreciation                          (3,572)
    Property and equipment, net                         $1,511,162

Depreciation expense was $2,894 and $2,574 for the nine months ended September 30, 2004 and 2003, respectively.  Leasehold improvements of $ 822,046 were written off as the building in Ronkonkoma, New York was abandoned.  The Company acquired the water air machine for cash of $10,300 and currently owes $1,489,700. There is no formal note agreement on this machine.

5.             NOTES PAYABLE TO STOCKHOLDERS

Notes payable to stockholders at September 30, 2004 consisted of the following:

Note payable to a stockholder bearing interest at 10% per year with interest payments due quarterly and the principal due on demand.  This note is collateralized by inventory.  $ 40,000

Note payable to two stockholders and current employees of the Company bearing interest at 10% per year with all interest and principal due June 28, 2004 with the option to renew the note for 30 day interval periods.  The note is not collateralized.  $23,400

Note payable to a stockholder and former officer/director of the Company.  There is no formal note agreement.  The note bears no interest; however, interest is imputed at the prime rate and the outstanding principal balance is due on demand.  The note is not collateralized.   $ 640,270

Note payable to a majority stockholder of the Company.  There is no formal note agreement.  The note bears no interest; however, interest is imputed at the prime rate and the outstanding principal balance is due on demand.  The note is not collateralized.   $ 65,027

Total notes payable to stockholders                          $768,697
                                                                                         =======

6.             STOCKHOLDERS' EQUITY (DEFICIT)

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

The Company's articles of incorporation also authorize the issuance of up to 10,000,000 shares of preferred stock with characteristics determined by the Company's board of directors.  As of September 30, 2004 the Company has not issued any preferred stock.

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

On May 25, 2004 Eastern Business Associates, Inc., Balboa Group, Inc. and Financial Investors, Inc. each acquired 43,002,350 shares of the Company’s stock or 19.4% of the outstanding shares resulting in a change in control of the Company.  All three companies have the same Managing Director. (see related 8K filing)

On July 20, 2004 the Board of Directors adopted a resolution authorizing and approving a 200 to 1 reverse stock split with the effective date of August 9, 2004 and the trading symbol of the Company was changed to TMAX. (see related 8K filings)

On August 24, 2004 the Company entered into an Agreement with Groupo Aquinas SA whereby Groupo Aquinas SA assigned to the Company all the marketing and purchasing rights to water making technologies together with all related intellectual properties, including a Water Air Machine (WAM), which produces large quantities of drinkable water from the air at a low cost, in exchange for 50,000,000 shares of common stock of the Company and $1,500,000.  The certificates will bear the appropriate 2-year restrictive legend. This issuance of stock changes the control of the Company to Groupo Aquinas SA, a company with the same Managing Director as the three former control companies. (see related 8K filing)

The Company in the third quarter also issued 7,911,350 shares of common stock for services valued at $43,512.

The Company in the third quarter converted $271,519 in notes payable to 271,519 common shares of stock.

STOCK OPTIONS

The Company periodically issues incentive stock options to key employees, officers and directors to provide additional incentives to promote the success of the Company's business and to enhance the ability to attract and retain the services of qualified persons.  The issuance of options are approved by the Board of Directors.  The exercise price of an option granted is determined by the fair market value of the stock on the date of grant.

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

Pro-forma information regarding net income and earnings per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement.  The fair value for these options was estimated at the date of grant using a Black-Scholes option-pricing model.  No options were granted or vested and, accordingly, no option-pricing assumptions or pro-forma disclosures are presented for that year.

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

For purposes of pro-forma disclosures, the estimated fair value of the options is included in expense over the option's vesting period or expected life. As of September 30, 2004, all options to purchase 9,000,000 shares of the Company's common stock were extinguished.

A summary of the Company's stock option activity and related information for the nine months ended September 30, 2004 is as follows:

                                                                    NUMBER OF
                                                                    SHARES
                                                                    UNDER                  WEIGHTED-AVERAGE
                                                                    OPTIONS              EXERCISE PRICE

Outstanding - December 31, 2003          1,950,000                $       0.01667
Granted                                                      7,050,000                $       0.01667
Exercised                                                                  -                                     -
Forfeited during 2004                               9,000,000                                    -
Outstanding - September 30, 2004                       0

7.             RELATED PARTY TRANSACTIONS

The Company has entered into four note payable agreements with certain individual stockholders (See Note 5).  Included in accrued expenses at September 30, 2004 is accrued interest payable to these stockholders of     $16,179 related to these notes.  The Company has a license agreement with its Chief Scientist for its ignition system product line whereby it has acquired all of his rights to patents, trademarks, technical information and trade secrets through November 30, 2021 by payment of a yearly license fee of $1,000.

In November 2003, the Company agreed to provide a $1.5 million line of credit to provide products and services to Aero Marine Engine, Inc., a company owned by the majority stockholders of the Company.  Pursuant to the agreement between the Company and Aero Marine Engine, Inc., for every $2 paid to the Company by Aero Marine Engine, Inc., the Company will extend $1 of credit, up to a maximum of $1.5 million dollars.  As of September 30, 2004, the Company has not advanced any money under this agreement.  Aero Marine does not have sufficient funds to pay the Company in order to receive credit, under this agreement. At September 30, 2004, the Company had a receivable from Aero Marine of $314,339. There is substantial doubt about the ability of Aero Marine to repay the Company. These advances were made in connection with relocating this affiliated company to Ronkonkoma, New York and funding this affiliated company’s payroll.

8.         PENDING ARBITRATION

The Company is party to a pending arbitration with two former employees of the Company. The Company denies any wrongdoing and has engaged legal counsel to defend them in this case.  The Company has counterclaims with respect to this case, and has not recorded any liability on its books with respect to this case because they believe the case will be dismissed, however, it is too early to determine at this time.

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

CONCENTRATIONS OF CREDIT RISK

Financial instruments which subject the Company to concentrations of credit risk include cash and cash equivalents and accounts receivable. The Company maintains its cash and cash equivalents with major financial institutions selected based upon management's assessment of the banks' financial stability.  Balances periodically exceed the $100,000 federal depository insurance limit. The Company has not experienced any losses on deposits.  Accounts receivable generally arise from sales of services to customers operating in the United States.  Collateral is generally not required for credit granted.  As of  September 30, 2004, approximately 35% of the Company's trade receivables were due from one customer.  The Company provides allowances for potential credit losses when necessary.

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

LIQUIDITY

For the nine months ended September 30, 2004, the Company had a net loss of $(7,373,468) and ($119,147) for the same period in 2003. For the nine months ended September 30, 2004 the Company had $7,881 negative cash flows from operations and positive cash flow of $32,222 of for the same period in 2003.  In addition to the revenues provided by the normal operations of the electronic ignition product line, the Company has been dependent on additional capital contributions from shareholders and debt financing to fund its cash requirements.

As of September 30, 2004 the Company's cash reserves totaled $1,379.  The Company has temporarily discontinued production and sales efforts as well as further research and development.  During the next quarter the Company expects to decide on the future of production and research and development.  This decision could significantly impact demand for the Company's products.

To assist with funding its operations, the Company's majority stockholders contributed additional paid-in capital of $867,594 and additional loans of $ 655,297 during the nine months ended September 30, 2004.  During 2004 and beyond the Company will require additional capital.  Although the current majority stockholders of the Company have made a verbal commitment, with no guarantee, to continue to fund the research and development and sales and marketing efforts of the Company in 2004 if alternate financing cannot be obtained, there can be no assurance that any new capital would be available to the Company or that adequate funds for the Company's operations, whether from the Company's revenues, financial markets, or other arrangements will be available when needed or on terms satisfactory to the Company. The failure of the Company to obtain adequate additional financing may require the Company to delay, curtail or scale back some or all of its research and development programs, sales and marketing efforts, and manufacturing operations.

PROPERTY AND EQUIPMENT

Property and equipment, at September 30, 2004, consists of the following:

    Machinery and equipment                             $    14,735

Water air machine                                                 1,500,000
    Less accumulated depreciation                          (3,572)
    Property and equipment, net                         $1,511,162

Depreciation expense was $2,894 and $2,574 for the nine months ended September 30, 2004 and 2003, respectively.  Leasehold improvements of $ 822,046 were written off as the building in Ronkonkoma, New York was abandoned.  The Company acquired the water air machine for cash of $10,300 and currently owes $1,489,700. There is no formal note agreement on this machine.

NOTES PAYABLE TO STOCKHOLDERS

Notes payable to stockholders at September 30, 2004 consisted of the following:

Note payable to a stockholder bearing interest at 10% per year with interest payments due quarterly and the principal due on demand.  This note is collateralized by inventory.  $ 40,000

Note payable to two stockholders and current employees of the Company bearing interest at 10% per year with all interest and principal due June 28, 2004 with the option to renew the note for 30 day interval periods.  The note is not collateralized.  $23,400

Note payable to a stockholder and former officer/director of the Company.  There is no formal note agreement.  The note bears no interest; however, interest is imputed at the prime rate and the outstanding principal balance is due on demand.  The note is not collateralized.   $ 640,270

STOCKHOLDERS' EQUITY (DEFICIT)

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

The Company's articles of incorporation also authorize the issuance of up to 10,000,000 shares of preferred stock with characteristics determined by the Company's board of directors.  As of September 30, 2004 the Company has not issued any preferred stock.

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

On May 25, 2004 Eastern Business Associates, Inc., Balboa Group, Inc. and Financial Investors, Inc. each acquired 43,002,350 shares of the Company’s stock or 19.4% of the outstanding shares resulting in a change in control of the Company.  All three companies have the same Managing Director. (see related 8K filing)

On July 20, 2004 the Board of Directors adopted a resolution authorizing and approving a 200 to 1 reverse stock split with the effective date of August 9, 2004 and the trading symbol of the Company was changed to TMAX. (see related 8K filings)

On August 24, 2004 the Company entered into an Agreement with Groupo Aquinas SA whereby Groupo Aquinas SA assigned to the Company all the marketing and purchasing rights to water making technologies together with all related intellectual properties, including a Water Air Machine (WAM), which produces large quantities of drinkable water from the air at a low cost, in exchange for 50,000,000 shares of common stock of the Company and $1,500,000.  The certificates will bear the appropriate 2-year restrictive legend. This issuance of stock changes the control of the Company to Groupo Aquinas SA, a company with the same Managing Director as the three former control companies. (see related 8K filing)

The Company in the third quarter also issued 7,911,350 shares of common stock for services valued at $43,512.

The Company in the third quarter converted $271,519 in notes payable to 271,519 common shares of stock.

STOCK OPTIONS

The Company periodically issues incentive stock options to key employees, officers and directors to provide additional incentives to promote the success of the Company's business and to enhance the ability to attract and retain the services of qualified persons.  The issuance of options are approved by the Board of Directors.  The exercise price of an option granted is determined by the fair market value of the stock on the date of grant.

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

Pro-forma information regarding net income and earnings per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement.  The fair value for these options was estimated at the date of grant using a Black-Scholes option-pricing model.  No options were granted or vested and, accordingly, no option-pricing assumptions or pro-forma disclosures are presented for that year.

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

For purposes of pro-forma disclosures, the estimated fair value of the options is included in expense over the option's vesting period or expected life. As of September 30, 2004, all options to purchase 9,000,000 shares of the Company's common stock were extinguished.

A summary of the Company's stock option activity and related information for the nine months ended September 30, 2004 is as follows:

                                                                    NUMBER OF
                                                                    SHARES
                                                                    UNDER                  WEIGHTED-AVERAGE
                                                                    OPTIONS              EXERCISE PRICE

Outstanding - December 31, 2003          1,950,000                $       0.01667
Granted                                                      7,050,000                $       0.01667
Exercised                                                                  -                                     -
Forfeited during 2004                               9,000,000                                    -
Outstanding - September 30, 2004                       0

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

PART II.                OTHER INFORMATION

Item 1.   Legal Proceedings.

The Company is a party to a lawsuit involving a past due claim. This amount has been included in its accounts payable at September 30, 2004, and the Company plans on making full payment on the outstanding liability.

The Company is party to a pending arbitration with two former employees of the Company. The Company denies any wrongdoing and has engaged legal counsel to defend them in this case. The Company has counterclaims with respect to his case, and has not recorded any liability on its books with respect to this case because they believe the case will be dismissed, however, it is too early to determine at this time.

Item 2.   Changes in Securities

None

Item 3.   Default Upon Senior Securities

None

Item 4.   Submission of matters To a Vote of Security Holders

None

Item 5.  Other Events.

The Company has entered into four note payable agreements with certain individual stockholders (See Note 5).  Included in accrued expenses at September 30, 2004 is accrued interest payable to these stockholders of     $16,179 related to these notes.  The Company has a license agreement with its Chief Scientist for its ignition system product line whereby it has acquired all of his rights to patents, trademarks, technical information and trade secrets through November 30, 2021 by payment of a yearly license fee of $1,000.

In November 2003, the Company agreed to provide a $1.5 million line of credit to provide products and services to Aero Marine Engine, Inc., a company owned by the majority stockholders of the Company.  Pursuant to the agreement between the Company and Aero Marine Engine, Inc., for every $2 paid to the Company by Aero Marine Engine, Inc., the Company will extend $1 of credit, up to a maximum of $1.5 million dollars.  As of September 30, 2004, the Company has not advanced any money under this agreement.  Aero Marine does not have sufficient funds to pay the Company in order to receive credit, under this agreement. At September 30, 2004, the Company had a receivable from Aero Marine of $314,339. There is substantial doubt about the ability of Aero Marine to repay the Company. These advances were made in connection with relocating this affiliated company to Ronkonkoma, New York and funding this affiliated company’s payroll.

Item 6.   Exhibits and Reports.

(a)           EXHIBITS.

EXHIBIT NUMBER	DESCRIPTION	LOCATION
31.1	Rule 15d-14(a) Certification	Attached
32.1	Rule 1350 Certification	Attached

REPORTS ON FORM 8-K.

Form 8-K filed on July 21, , Current Report, Item 5 and incorporated herein.

Form 8-K filed on August 4, 2004, Current Report, Item 5 and incorporated herein.

Form 8-K/A filed on August 12, 2004 [Amend] Current Report, Item 5 and incorporated herein.

Form 8-K filed on August 12, 2004 Current Report, Item 2 and incorporated herein.

Form 8-K filed on September 02, 2004 Current Report, Items 1.01 and 9.01 and incorporated herein.

Form 8-K/A filed on September 3, 2004 [Amend] Current Report, Item 8.01 and incorporated herein.

Form 8-K filed on September 16, 2004 Current Report, Item 4.01 and 9.01 and incorporated herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunder duly authorized.

TRANS MAX TECHNOLOGIES, INC.
Dated: November 17, 2004	By: /s/ Raymond Brouzes Raymond Brouzes, President