Form 10KSB
period 2004-12-31
TRANS MAX TECHNOLOGIES INC
filed 2005-05-10
CIK 1074663

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2004
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
For the transition period from _________ to ________
Commission file number: 000-31631

Trans Max Technologies, Inc.
(Name of small business issuer in its charter)
Nevada	42-1599830
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
One World Trade Center 121 S.W. Salmon Street, Suite 1100 Portland, Oregon	97204
(Address of principal executive offices)	(Zip Code)
Issuer’s telephone number: (503) 471-1348
Securities registered under Section 12(b) of the Exchange Act:
Title of each class	Name of each exchange on which registered
None	Not Applicable
Securities registered under Section 12(g) of the Exchange Act:
Common Stock
(Title of class)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ]

State issuer’s revenue for its most recent fiscal year: $0.00

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity, as of a specified date within the past 60 days. $1,806,998 as of March 31, 2005.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.
59,445,024 Common Shares as of March 31, 2005

Transitional Small Business Disclosure Format (Check One): Yes: __; No X

PART I

Item 1:  Description of Business

Company Overview

We were incorporated in 1993 in the state of Texas under the name Perma-Tune Electronics, Inc. On July 21, 2003 we acquired 100% of the issued and outstanding stock of Trans Max Technologies, Inc. ("Trans Max"), a Nevada corporation, in exchange for 15,177,300 shares of our common stock (pre 2 for 1, 6 for 1 and 1 for 200 stock splits), 910,638 post split. As a result of this acquisition, our control was shifted to the former shareholders of Trans Max and this transaction was treated as a recapitalization.  As a part of this recapitalization, we changed our name to Trans Max Technologies, Inc.

Description of Business

From July of 2003 until May of 2004, we primarily designed and manufactured high-energy electronic ignition systems for street vehicles, race cars, boats, scientific and industrial applications, space and aviation applications, as well as clean burning fuel applications. We previously sold our product through a well established network of wholesale distributors. During that time, we continued to develop new product lines in order to supply repair and performance parts for a variety of cars, trucks, and boats, as well as developing new ignition technologies that will increase an engines performance while improving fuel economy. The ignition control module in an internal combustion engine creates the energy to form the spark which begins the chain reaction of combustion. In conventional automobiles, the ignition control module feeds energy to the ignition coil to amplify that energy. The energy is then distributed by a distributor to the spark plugs which produce the spark to ignite the fuel-air mixture in the combustion chamber.

On May 25, 2004, Eastern Business Associates, Inc., Balboa Group, Inc. and Financial Investors, Inc. each acquired 43,002,350 shares of our common stock from several of our large shareholders, resulting in a change of control in our company following this acquisition. All three companies have the same Managing Director, Samuel J. Higgins.

On July 15, 2004, we acquired 100% of the issue and outstanding shares of the common stock of Bogner Industries, Inc. (“Bogner”). We entered into this agreement as an added benefit to expand the possibility of the design and manufacturing of our products, plant expansion and parts manufacturing.

On July 15, 2004, as a result of acquiring Bogner, we entered into Employment Agreements with Erwin Bogner as President of Bogner and Reudiger Albrecht as Vice President of Bogner to utilize their background experience in engineering, sales, management and business development.

Subsequently, we determined that the acquisition of Bogner assets were completely impaired, and immediately ceased all operations of Bogner.

On August 24, 2004, we entered into an Agreement with Groupo Acquinas SA (“Groupo”) whereby Groupo would assign to us all the marketing and purchasing rights of Victor Vartovy & Company (“VVC”). Groupo entered into an Exclusive Purchase Agreement with VVC and acquired all the ownership purchase rights to water making technologies together with all related intellectual properties, including the Water Air Machine (“WAM”), which produces large quantities of drinkable water from the air at a low cost.

On August 24 2004, we entered into a Joint Venture Agreement (“Agreement”) with Adaptive Propulsion Systems, LLC (“Adaptive”), a wholly owned subsidiary of Tactronics, a major supplier of equipment to the United States Special Forces Command. Under this Agreement, Adaptive will finance further development of WAM, improve and optimize WAM performance, and develop and incorporate a security system for WAM. Also under the terms of this Agreement, we will grant Adaptive the exclusive right to utilize this technology for the military of all NATO countries. We will receive 20% of the gross revenue from all sales of WAM by Adaptive. Adaptive will receive 5% of the gross revenue from all of our sales to non-military purchasers. Following us entering into this Agreement, we directed our business to develop and produce a water making technology and build the military grade WAM to be mounted on military vehicles that can be sold to non-military purchasers.

Our future success depends upon our ability to successfully develop a water making technology and build the military grade WAM to be mounted on military vehicles, achieve profitable operations, generate cash from operating activities, and secure additional financing. There is no guarantee that we will be able to raise enough capital or generate revenues to support our business plan and acquire and operating, cash flow positive company.

Competition

The market for this technology is relatively new, changing and competitive and more companies are entering the market for, and expending increasing resources to develop new technologies in this area. Almost all other businesses in this industry have longer operating histories, greater name recognition, more technical personnel, and significantly greater financial resources. Additionally, new competitors with potentially unique or more desirable products or services may enter the market.

Trademarks and Intellectual Property

On August 24, 2004, we entered into an Agreement with Groupo Acquinas SA (“Groupo”) whereby Groupo would assign to us all the marketing and purchasing rights of Victor Vartovy & Company (“VVC”). Groupo entered into an Exclusive Purchase Agreement with VVC and acquired all the ownership purchase rights to water making technologies together with all related intellectual properties, including the Water Air Machine (WAM), which produces large quantities of drinkable water from the air at a low cost.

In the future, we will file or secure our intellectual property protection. Although we believe that our operations do not infringe on any copyright or any other proprietary rights of third parties, there can be no assurance that those parties will not assert that our business procedures infringe their proprietary rights. We have no assurance that third parties will not obtain, or do not have, patents covering features of our operations, in which event we or our customers might be required to obtain licenses to use such features. If a patent holder refuses to grant a license on reasonable terms or at all, we may be required to alter certain products or stop marketing them.

Government Regulation

We are not aware of any existing or probable governmental regulation that will have a material impact on our company.

We are not subject to any compliance with environmental laws.

Research and Development

Our current business plan relies on the continued research and development of our water making machine. However, in order to compete effectively and expand our business certain development is required to meet evolving industry standards.

We incurred research and development expenditures for the fiscal years ended December 31, 2003 and 2004 in the amount of $0.00 and $57,612 respectively.

Employees

We currently have no employees other than our President Dr. Raymond Brouzes and Secretary-Treasurer Frances Langford..

Item 2:    Description of Property

Currently, we do not own any real estate. We are leasing our executive offices. We are located at One World Trade Center, 121 S.W. Salmon Street, Suite 1100, Portland, Oregon 97204.

Item 3:    Legal Proceedings

We are a party to litigation with two former employees. These individuals sued for various claims, including unpaid wages, and issues regarding the ownership of intellectual property. The matter was set for arbitration in January 2005, and was resolved without payment of any sums to the former employees, and an agreement as to the ownership and use of the intellectual property.

We were a party to litigation whereby our former landlord was claiming unpaid rent. The liability was not disputed and it was resolved by us giving a Confession of Judgment to them for $40,000 along with a payment of $4,686 in January 2005. These amounts have been accrued and are included in the accounts payable and accrued expenses.

Our former attorney, David M Loev, brought an action against us in Law Number 3, Harris County, Texas, Cause No. 819,756 for unpaid attorney’s fees. On November 15, 2005, a formal judgment was entered against us in the amount of $19,606. This amount has been accrued and is included in our accounts payable and accrued expenses

An action was brought against a former stockholder who acquired during 2004, for certain alleged defect manufacture of equipment. As of December 31, 2004, this matter is unresolved and is too early to determine the outcome of any potential litigation.

Item 4:  Submission of Matters to a Vote of the Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended December 31, 2004.

PART II

Item 5:  Market for Common Equity and Related Stockholder Matters

Market Information

Our common stock is currently quoted on the OTC Bulletin Board, which is sponsored by the National Association of Securities Dealers (“NASD”). The OTC Bulletin Board is a network of security dealers who buy and sell stock. The dealers are connected by a computer network that provides information on current "bids" and "asks", as well as volume information. Our shares are quoted on the OTC Bulletin Board under the symbol “TMAX.OB”

The following table sets forth the range of high and low bid quotations for our Common Stock for each of the periods indicated as reported by the NASD OTCBB. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Fiscal Year Ending December 31, 2004
Quarter Ended	High $	Low $
March 31, 2004	3.70	0.29
June 30, 2004	0.34	0.20
September 30, 2004	1.46	0.65
December 31, 2004	0.82	0.31

Fiscal Year Ending December 31, 2003
Quarter Ended	High $	Low $
March 31, 2003	0.17	0.17
June 30, 2003	1.05	0.20
September 30, 2003	7.00	1.01
December 31, 2003	4.75	2.40

On March 31, 2005 closing price per share of our common stock, as reported by the NASD OTC Bulletin Board, was $0.13.

Penny Stock

Until our shares qualify for inclusion in the Nasdaq system, the public trading, if any, of our common stock will be on the OTC Bulletin Board. As a result, an investor may find it more difficult to dispose of, or to obtain accurate quotations as to the price of, the common stock offered. Our common stock is subject to provisions of Section 15(g) and Rule 15g-9 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), commonly referred to as the "penny stock rule." Section 15(g) sets forth certain requirements for transactions in penny stocks, and Rule 15g-9(d)incorporates the definition of "penny stock" that is found in Rule 3a51-1 of the Exchange Act. The SEC generally defines "penny stock" to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. If our common stock is deemed to be a penny stock, trading in the shares will be subject to additional sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors." Accredited investors" are persons with assets in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with their spouse. For transactions covered by these rules, broker-dealers must make a special suitability determination for the purchase of such security and must have the purchaser’s written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the first transaction, of a risk disclosure document, prepared by the SEC, relating to the penny stock market. A broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information for the penny stocks held in an account and information on the limited market in penny stocks. Consequently, these rules may restrict the ability of a broker-dealer to trade and/or maintain a market in our common stock and may affect the ability of our shareholders to sell their shares.

Holders of Our Common Stock

As of March 31, 2005, there were 120 registered holders of our common stock.

Dividends

We have not declared any dividends, and we do not plan to declare any dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

We have no securities authorized for issuance under an Equity Compensation Plan.

Recent Sales of Unregistered Securities

On July 21, 2003, we issued 182,127,600 restricted shares of our common stock in consideration for 100% of the issued and outstanding shares of Trans Max Technologies, Inc. in connection with a Share Exchange Agreement. The transaction was exempt from registration pursuant to Section 4(2) of the Securities Act. Each shareholder acquired the securities for investment only and not with a view toward distribution. Each investor was given adequate information about us to make an informed investment decision. We did not engage in any general solicitation or advertising. We issued the stock certificates and affixed the appropriate legends to the restricted stock.

In August 2003, we issued an aggregate of 900,000 restricted shares of our common stock to an individual and an entity in consideration for an introduction of the parties in connection with the Share Exchange Agreement. We believe that the transaction was exempt from registration pursuant to Section 4(2) of the Securities Act as a transaction by an Issuer not involving a public offering. Each purchaser represented his or her intention to acquire the securities for investment only and not with a view toward distribution. Each investor was given adequate information about us to make an informed investment decision. We did not engage in any general solicitation or advertising. We issued the stock certificates and affixed the appropriate legends to the restricted stock.

In September 2003, we issued an aggregate of 699,972 restricted shares of our common stock to four individuals in connection with employment agreements with us and our wholly-owned subsidiary. The transaction was exempt from registration pursuant to Section 4(2) of the Securities Act as a transaction by an Issuer not involving a public offering. Each purchaser represented his or her intention to acquire the securities for investment only and not with a view toward distribution. Each investor was given adequate information about us to make an informed investment decision. We did not engage in any general solicitation or advertising. We issued the stock certificates and affixed the appropriate legends to the restricted stock.

In October 2003, we issued an aggregate of 412,488 restricted shares of our common stock to four individuals in connection with employment agreements with us and our wholly-owned subsidiary. The transaction was exempt from registration pursuant to Section 4(2) of the Securities Act as a transaction by an

Issuer not involving a public offering. Each purchaser represented his or her intention to acquire the securities for investment only and not with a view toward distribution. Each investor was given adequate information about us to make an informed investment decision. We did not engage in any general solicitation or advertising. We issued the stock certificates and affixed the appropriate legends to the restricted stock.

In November 2003, we issued an aggregate of 412,488 restricted shares of our common stock to four individuals in connection with employment agreements with us and our wholly-owned subsidiary. The transaction was exempt from registration pursuant to Section 4(2) of the Securities Act as a transaction by an Issuer not involving a public offering. Each purchaser represented his or her intention to acquire the securities for investment only and not with a view toward distribution. Each investor was given adequate information about us to make an informed investment decision. We did not engage in any general solicitation or advertising. We issued the stock certificates and affixed the appropriate legends to the restricted stock.

In December 2003, we issued an aggregate of 206,244 restricted shares of our common stock to four individuals in connection with employment agreements with us and our wholly-owned subsidiary. The transaction was exempt from registration pursuant to Section 4(2) of the Securities Act as a transaction by an Issuer not involving a public offering. Each purchaser represented his or her intention to acquire the securities for investment only and not with a view toward distribution. Each investor was given adequate information about us to make an informed investment decision. We did not engage in any general solicitation or advertising. We issued the stock certificates and affixed the appropriate legends to the restricted stock.

In January 2004, we issued an aggregate of 6,775,038 restricted shares of our common stock to four individuals in connection with employment agreements with us and our wholly-owned subsidiary. The transaction was exempt from registration pursuant to Section 4(2) of the Securities Act as a transaction by an Issuer not involving a public offering. Each purchaser represented his or her intention to acquire the securities for investment only and not with a view toward distribution. Each investor was given adequate information about us to make an informed investment decision. We did not engage in any general solicitation or advertising. We issued the stock certificates and affixed the appropriate legends to the restricted stock.

On May 12, 2004, we issued 500 shares restricted shares to a consulting firm for the introduction of business opportunities. The transaction was exempt from registration pursuant to Section 4(2) of the Securities Act as a transaction by an Issuer not involving a public offering. Each purchaser represented his or her intention to acquire the securities for investment only and not with a view toward distribution. Each investor was given adequate information about us to make an informed investment decision. We did not engage in any general solicitation or advertising. We issued the stock certificates and affixed the appropriate legends to the restricted stock.

On August 24, 2004, we entered into an Agreement with Groupo Aquinas SA whereby Groupo Aquinas SA assigned to us all the marketing and purchasing rights to water making technologies together with all related intellectual properties, in exchange for 50,000,000 shares of common stock. The transaction was exempt from registration pursuant to Section 4(2) of the Securities Act as a transaction by an Issuer not involving a public offering. Each purchaser represented his or her intention to acquire the securities for investment only and not with a view toward distribution. Each investor was given adequate information about us to make an informed investment decision. We did not engage in any general solicitation or advertising. We issued the stock certificates and affixed the appropriate legends to the restricted stock.

During the year 2004, we issued 42,499 shares of common stock in connections with various employment agreements. The transactions were exempt from registration pursuant to Section 4(2) of the Securities Act as a transaction by an Issuer not involving a public offering. Each purchaser represented his or her intention to acquire the securities for investment only and not with a view toward distribution. Each investor was given adequate information about us to make an informed investment decision. We did not engage in any general solicitation or advertising. We issued the stock certificates and affixed the appropriate legends to the restricted stock.

Item 6: Management’s Discussion and Analysis

Forward-Looking Statements

Historical results and trends should not be taken as indicative of future operations. Management’s statements contained in this report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results may differ materially from those included in the forward-looking statements. The Company intends such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” “prospects,” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on the operations and future prospects of the Company on a consolidated basis include, but are not limited to: changes in economic conditions generally and the retail market specifically, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Company and its business, including additional factors that could materially affect the Company’s financial results, is included herein and in the Company’s other filings with the Securities and Exchange Commission.

Results of Operations

For the year ended December 31, 2004, we had no operating revenue, compared to revenue in the amount of $134,530 for the year ended December 31, 2003. Our decrease in revenues was due to lack of sales and operations during the reporting period.

We incurred operating expenses in the amount of $1,275,887 for the year ended December 31, 2004. Our expenses for the year ended December 31, 2004 consisted of general and administrative costs of $1,214,416, depreciation and amortization of $3,859 and research and development of $57,612. We incurred expenses in the amount of $439,208 for the year ended December 31, 2003. Our expenses for the year ended December 31, 2003 consisted of selling and administrative costs of $435,530, depreciation and amortization of $3,678. The increase in expenses from fiscal 2003 to fiscal 2004 is primarily attributable to the research and development of new technology.

Our net loss for the year ended December 31, 2004 was $7,403,341, compared to a net loss of $314,809 in the prior year.

Assets

As of December 31, 2004, we had current assets of $69 and total assets in the amount of $1,824,605. As of December 31, 2004, our current assets consisted of cash of $69, accounts receivable from affiliates of $314,339, inventory of $1,510,197.

Liabilities and Stockholders Deficit

Our total liabilities as of December 31, 2004 were $2,368,954. Our liabilities consisted of accounts payable and accrued expenses in the amount of $1,598,257 and notes payable to stockholders in the amount of $770,697.

Liquidity and Capital Resources

As of December 31, 2004, we had current assets of $69. Our total current liabilities as of December 31, 2004 were $2,368,954. As a result, on December 31, 2004, we had a working capital deficit of $2,368,885.

To assist with funding its operations, the majority stockholders contributed additional paid-in capital of $570,520 and $951,556 and additional loans of $928,816 and $53,400 during the years ended December 31, 2004 and 2003, respectively. During 2005 and beyond we will require additional capital. Although the current majority stockholders have made a verbal commitment, with no guarantee, to continue to fund the research and development and sales and marketing efforts of the Company in 2005. If alternate financing cannot be obtained, there can be no assurance that any new capital would be available to us, or if adequate funds for our operations, whether from revenues, financial markets, or other arrangements will be available when needed or on terms satisfactory. The failure to obtain adequate additional financing may require us to delay, curtail or scale back some or all of its research and development programs, sales and marketing efforts, and manufacturing operations.

Off Balance Sheet Arrangements

As of December 31, 2004, there were no off balance sheet arrangements.

Going Concern

As shown in the accompanying consolidated financial statements, we incurred substantial net losses for the years ended December 31, 2004 and 2003. There is no guarantee whether we will be able to generate enough revenue and/or raise capital to support those operations. This raises substantial doubt about our ability to continue as a going concern.

Our future success is dependent upon its ability to achieve profitable operations and generate cash from operating activities, and upon additional financing. There is no guarantee that we will be able to raise enough capital or generate revenues to sustain its operations. Management believes they can raise the appropriate funds needed to support their business plan and acquire an operating, cash flow positive company.

The consolidated financial statements do not include any adjustments relating to the recoverability or classification of recorded assets and liabilities that might result should we not be unable to continue as a going concern.

Revenue Recognition

We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectibility is probable. Generally, these criteria are met at the time product is shipped. We provide for the estimated cost of product warranties upon shipment. We have a no return policy and have had no returns in the last two years. Shipping and handling costs are included in cost of goods sold.

Item 7:   Financial Statements

Index to Audited Consolidated Financial Statements:

F-1  Independent Auditor’s Report

F-2  Independent Auditor’s Report

F-3  Balance Sheet

F-4  Statements of Operations

F-5  Statements of Stockholders’ Equity (Deficit)

F-6  Statements of Cash Flows

                                                F-7  Notes to Financial Statements

Bagell, Josephs & Company, LLC
200 Haddonfield Berlin Road, Gibbsboro, NJ 08026
Tel: 856.346.2628 Fax: 856.346.2882

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and stockholders’
Trans Max Technologies, Inc.
Las Vegas, Nevada 89128

We have audited the accompanying consolidated balance sheet of Trans Max Technologies, Inc. as of December 31, 2004, and the related consolidated statements of operations, stockholders' equity (deficiency) and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with standards established by the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Trans Max Technologies, Inc. as of December 31, 2004, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements for December 31, 2004 have been prepared assuming the Company will continue as a going concern. As discussed in Note 8 to the consolidated financial statements, the Company has sustained operating loses and accumulated deficit that raise substantial doubt about its ability to continue as a going concern. Management’s operating and financing plans in regard to these matters are also discussed in Note 8. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

BAGELL, JOSEPHS & COMPANY, LLC
BAGELL, JOSEPHS & COMPANY, LLC
Gibbsboro, New Jersey

April 8, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and stockholders’
Trans Max Technologies, Inc.
Las Vegas, Nevada 89128

We have audited the accompanying consolidated statements of operations, stockholders' equity (deficiency) and cash flows of Trans Max Technologies, Inc. for the year ended December 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with standards established by the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of its operations and cash flows of Trans Max Technologies, Inc. for the year ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 8 to the consolidated financial statements, the Company has sustained operating losses and accumulated deficit that raise substantial doubt about its ability to continue as a going concern. Management’s operating and financing plans in regard to these matters are also discussed in Note 8. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

HAM, LANGSTON & BREZINA, L.L.P.
HAM, LANGSTON & BREZINA, L.L.P.
Houston, Texas

March 17, 2004

TRANS MAX TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2004

ASSETS

Current Asset:
Cash and cash equivalents	$69

Total Current Asset	69

Receivable from affiliates	314,339
Property and equipment, net	1,510,197

TOTAL ASSETS	$1,824,605

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITIES
Current Liabilities
Accounts payable and accrued expenses	$1,598,257
Notes payable to stockholders	770,697

Total Current Liabilities	2,368,954

Total Liabilities	2,368,954

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $.001 Par Value; 10,000,000 shares authorized
no shares issued and outstanding	-
Common stock, $.001 Par Value; 500,000,000 shares authorized
59,445,024 shares issued and outstanding	59,445
Additional paid-in capital	7,461,894
Accumulated deficit	(8,065,688)

Total Stockholders' Equity (Deficit)	(544,349)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$1,824,605

The accompanying notes are an integral part of these consolidated financial statements.

TRANS MAX TECNHOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEAS ENDED DECEMBER 31, 2004 AND 2003

	2004	2003

OPERATING REVENUES
Sales	$-	$288,530

COST OF SALES	-	154,000

GROSS PROFIT	-	134,530

OPERATING EXPENSES
Research and development	57,612	-
General and administrative expenses	1,214,416	435,530
Depreciation and amortization	3,859	3,678
Total Operating Expenses	1,275,887	439,208

NET (LOSS) BEFORE OTHER (EXPENSES)	(1,275,887)	(304,678)

OTHER (EXPENSES)
Impairment	(6,089,420)	-
Interest expense	(38,034)	(10,131)
Total Other Expenses	(6,127,454)	(10,131)

NET (LOSS) PER COMMON SHARE
OUTSTANDING	$(7,403,341)	$(314,809)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	21,483,159	959,250

NET (LOSS) PER COMMON SHARE	$(0.3446)	$(0.3282)

The accompanying notes are an integral part of these consolidated financial statements.

TRANS MAX TECHNOLOGIES, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECMEBER 31, 2004 AND 2003

	Common Stock		Additional	Retained Earnings
Description	Shares	Amount	Paid - In Capital	(Deficit)	Total

Balance, December 31, 2002	139,362	$139	$264,827	$(347,538)	$(82,572)

Effect of recapitalization	910,638	911	(911)	-	-

Cash contributed by stockholders	-	-	951,556	-	951,556

Common stock issued for consulting services	3,469	3	3,747	-	3,750

Conmon stock issued in connection with
employment agreements	9,687	10	6,773	-	6,783

Net loss for the year	-	-	-	(314,809)	(314,809)

Balance, December 31, 2003	1,063,156	1,063	1,225,992	(662,347)	564,708

Common stock issued for consulting services	7,911,850	7,912	105,939	-	113,851

Imputed interest	-	-	36,055	-	36,055

Cash contributed by shareholders	-	-	570,520	-	570,520

Conmon stock issued in connection with
employment agreements	42,499	42	35,297	-	35,339

Common stock issued for intangible assets and goodwill	50,156,000	50,156	5,216,844	-	5,267,000

Conversion on debt to equity	271,519	272	271,247	-	271,519

Net loss for the year	-	-	-	(7,403,341)	(7,403,341)

Balance, December 31, 2004	59,445,024	$59,445	$7,461,894	$(8,065,688)	$(544,349)

The accompanying notes are an integral part of these consolidated financial statements.

TRANS MAX TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOW
FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(7,403,341)	$(314,809)
Adjustments to reconcile net (loss) to net cash
(used in) operating activities

Depreciation	3,859	3,678
Imputed interest expense	36,055	-
Common stock issued for services	149,190	10,533
Impairment	6,089,420	-

Changes in assets and liabilities
(Increase) decrease in accounts receivable	26,984	(14,887)
(Increase) decrease in inventory	40,940	(6,493)
Decrease in other current assets	23,881	-
(Increase) decrease in other assets	163,250	(23,351)
Increase (decrease) in accounts payable	47,444	633

Total adjustments	6,581,023	(29,887)

Net cash (used in) operating activities	(822,318)	(344,696)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(401,763)	(435,057)
Deposit on purchase of building	-	(163,250)
(Increase) in receivable from affiliates, net	(284,445)	(29,894)

Net cash (used in) investing activities	(686,208)	(628,201)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable to stockholders	928,816	53,400
Line of credit, net	-	(22,800)
Cash contributed by stockholders	570,520	951,556

Net cash provided by financing activities	1,499,336	982,156

NET INCREASE (DECREASE) IN
CASH AND CASH EQUIVALENTS	(9,190)	9,259

CASH AND CASH EQUIVALENTS -
BEGINNING OF YEAR	9,259	-

CASH AND CASH EQUIVALENTS - END OF YEAR	$69	$9,259

SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid during the year for interest	$1,979	$5,791

SUPPLEMENTAL DISCLOSURE OF NONCASH INFORMATION

Common stock issued for intangible assets and goodwill	$5,267,000	$-
Notes payable converted to equity	$271,519	$-
Imputed interest expense contributed to additional
paid-in capital	$36,055	$-
Property and equipment acquired with accounts payable	$1,500,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

TRANS MAX TECHNOLOGIES, INC.
NOTES CONSOLIDATED TO FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003

1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

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

CASH EQUIVALENTS

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

MANAGEMENT ESTIMATES

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  Actual results could differ from those estimates.

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

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All significant intercompany accounts and transactions have been eliminated.

TRANS MAX TECHNOLOGIES, INC.
NOTES CONSOLIDATED TO FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2004 AND 2003

1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

TRANS MAX TECHNOLOGIES, INC.
NOTES CONSOLIDATED TO FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2004 AND 2003

1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

GOODWILL AND INTANGIBLE ASSETS

In July 2004, the Company acquired Bogner Industries for 31,200,000 shares of common stock. Upon purchase, the Company determined that the acquisition of this company’s assets were completely impaired, and such wrote off the entire acquisition amount of $4,992,000, the fair value of the stock at the time of acquisition.

The Company issued 50,000,000 shares of common stock for various intellectual property, which was valued at $275,000. The Company has determined that this amount should be impaired at September 30, 2004.

The Company accounts for its impairment in accordance with FASB 142, “Goodwill and Other Intangible Assets.”

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company includes fair value information in the notes to the consolidated financial statements when the fair value of its financial instruments is different from the book value.  When the book value approximates fair value, no additional disclosure is made.

LOSS PER SHARE

Basic and diluted loss per share is computed on the basis of the weighted average number of shares of common stock outstanding during each period.  Common equivalent shares from common stock options and warrants are excluded from the computation, as their effect would dilute the loss per share for all periods presented.

The following is a reconciliation of the computation for basic and diluted EPS:

	December 31,	December 31,
	2004	2003

Net (Loss)	$(7,403,341)	$(314,809)

Weighted-average common shares
outstanding (Basic)	21,483,159	959,250
Weighted-average common shares
equivalents:
Stock Opitons	-	-
Warrants	-	-

Weighted-average common shares
outstanding (Diluted)	21,483,159	959,250

TRANS MAX TECHNOLOGIES, INC.
NOTES CONSOLIDATED TO FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2004 AND 2003

1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock Based Compensation", which amends SFAS No.123 to provide alternative methods of transition for an entity that voluntarily changes to the fair value method of accounting for stock based employee compensation.  It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock based employee compensation.  Finally, SFAS No. 148 amends APB Opinion No.28, "Interim Financial Reporting", to require disclosure of those effects in interim financial statements.  SFAS No. 148 is effective for fiscal years ended after December 15, 2002, but early adoption is permitted.  The Company adopted SFAS No.148 on January 1, 2003.  The adoption of SFAS No. 148 did not have a significant impact on its financial reporting.

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

In April 2003, the FASB issued SFAS No. 149, Amendment to Statement No. 133 on Derivative Instruments and Hedging Activities.  This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No.  133.  The changes in SFAS No. 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. Those changes will result in more consistent reporting of contracts as either derivatives or hybrid instruments.  SFAS No.149 is effective for

TRANS MAX TECHNOLOGIES, INC.
NOTES CONSOLIDATED TO FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2004 AND 2003

1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS (continued)

contracts entered into or modified after June 30, 2003, except in certain instances detailed in the statement, and hedging relationships designated after June 30, 2003.  Except as otherwise stated in SFAS No. 149, all provisions should be applied prospectively.  The adoption of this statement did not have a material effect on the Company's financial condition or results of operations.

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

2.  LIQUIDITY

For the years ended December 31, 2004, the Company had a net loss of $(7,403,341) and ($314,809) for the same period in 2003. For the years ended December 31, 2004 and 2003, the Company had $822,318 and $344,696 negative cash flows from operations, respectively.  In addition to the revenues provided by the normal operations of the electronic ignition product line for 2003, the Company has been dependent on additional capital contributions from shareholders and debt financing to fund its cash requirements.

TRANS MAX TECHNOLOGIES, INC.
NOTES CONSOLIDATED TO FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2004 AND 2003

2.  LIQUIDITY (continued)

To assist with funding its operations, the Company's majority stockholders contributed additional paid-in capital of $570,520 and $951,556 and additional loans of $928,816 and $53,400 during the years ended December 31, 2004 and 2003, respectively. During 2004 and beyond the Company will require additional capital.  Although the current majority stockholders of the Company have made a verbal commitment, with no guarantee, to continue to fund the research and development and sales and marketing efforts of the Company in 2004 if alternate financing cannot be obtained, there can be no assurance that any new capital would be available to the Company or that adequate funds for the Company's operations, whether from the Company's revenues, financial markets, or other arrangements will be available when needed or on terms satisfactory to the Company. The failure of the Company to obtain adequate additional financing may require the Company to delay, curtail or scale back some or all of its research and development programs, sales and marketing efforts, and manufacturing operations.

3. PROPERTY AND EQUIPMENT

Property and equipment, at December 31, 2004, consist of the following:

Machinery and equipment	$ 14,735
Water air machine	1,500,000
Less accumulated depreciation	(4,538)
Property and equipment, net	$1,510,197

Depreciation expense was $3,859 and $3,678 for the years ended December 31, 2004 and 2003, respectively.  Leasehold improvements of $822,420 were written-off as the building in Ronkonkoma, New York was abandoned. The Company acquired the water air machine for cash of $10,300 and currently owes $1,489,700. There is no formal note agreement on this machine.

4.  NOTES PAYABLE TO STOCKHOLDERS

Notes payable to stockholders at December 31, 2004 consisted of the following:

Note payable to a stockholder bearing interest at 10% per year with interest payments due quarterly and the principal due on demand.  This note is collateralized by inventory.  $40,000.

Note payable to two stockholders and current employees of the Company bearing interest at 10% per year with all interest and principal due June 28, 2004 with the option to renew the note for 30 day interval periods.  The note is not collateralized.  $23,400.

TRANS MAX TECHNOLOGIES, INC.
NOTES CONSOLIDATED TO FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2004 AND 2003

4.  NOTES PAYABLE TO STOCKHOLDERS (continued)

Note payable to a stockholder and former officer/director of the Company.  There is no formal note agreement.  The note bears no interest; however, interest is imputed at the prime rate and the outstanding principal balance is due on demand.  The note is not collateralized.   $640,270.

Note payable to a majority stockholder of the Company.  There is no formal note agreement.  The note bears no interest; however, interest is imputed at the prime rate and the outstanding principal balance is due on demand.  The note is not collateralized. $67,027.

Total notes payable to stockholders         $770,697
                                                                         ======

5.  STOCKHOLDERS' EQUITY (DEFICIT)

In connection with the Company's recapitalization (See Note 1), the Company adopted new articles of incorporation that authorized the Company to issue 500,000,000 shares of common stock with a par value of $0.001 per share.  Since the Company's common stock did not previously have a stated par value, common stock for all periods presented has been restated to reflect the par value of $0.001 per share.

The Company's articles of incorporation also authorize the issuance of up to 10,000,000 shares of preferred stock with characteristics determined by the Company's board of directors.  As of December 31, 2004 the Company has not issued any preferred stock.

Effective March 12, 2004 the Company's board of directors approved a six for one forward split of the Company's stock.  As a result, 184,263,395 shares were issued to the stockholders of the Company.  Par value of the stock remained at $0.001 per share and, accordingly, $184,263 was transferred from additional paid-in capital to common stock.  The effect of this stock split was recorded retroactively in the December 31, 2003 audited financial statements and, accordingly, all references to the number of common shares and per common share amounts have been restated to give retroactive effect to the stock split for all periods presented in these financial statements.

On May 12, 2004 the Company issued 500 shares restricted shares to a consulting firm for the introduction of business opportunities.  The cost associated with this issuance has been charged to consulting expense in the second quarter.

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

TRANS MAX TECHNOLOGIES, INC.
NOTES CONSOLIDATED TO FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2004 AND 2003

5.  STOCKHOLDERS' EQUITY (DEFICIT) (continued)

On August 24, 2004 the Company entered into an Agreement with Groupo Aquinas SA whereby Groupo Aquinas SA assigned to the Company all the marketing and purchasing rights to water making technologies together with all related intellectual properties, including a Water Air Machine (WAM), which produces large quantities of drinkable water from the air at a low cost, in exchange for 50,000,000 shares of common stock of the Company and $1,500,000 of which $10,300 was paid during 2004.  The certificates will bear the appropriate 2-year restrictive legend. This issuance of stock changes the control of the Company to Groupo Aquinas SA, a company with the same Managing Director as the three former control companies.

The Company in the third quarter also issued 7,911,350 shares of common stock for services valued at $43,512.

The Company in the third quarter converted $271,519 in notes payable to 271,519 common shares of stock.

During the year 2004, the Company issued 42,499 shares of common stock in connections with various employment agreements.

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

TRANS MAX TECHNOLOGIES, INC.
NOTES CONSOLIDATED TO FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2004 AND 2003

5.  STOCKHOLDERS' EQUITY (DEFICIT) (continued)

Stock Options (continued)

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

For purposes of pro-forma disclosures, the estimated fair value of the options is included in expense over the option's vesting period or expected life. During the years ended December 31, 2004 and 2003, none of the options vested, and therefore no proforma information is presented as there would be no proforma effect. As of December 31, 2004, all options to purchase 9,000,000 shares of the Company's common stock were extinguished.

A summary of the Company's stock option activity and related information for the year ended December 31, 2004 is as follows:

	Number of Shares Under Options	Weighted-Average Exercise Price
Outstanding - December 31, 2002	0	$0.01667
Granted - 2003	1,950,000
Exercised	-	-
Forfeited during 2003	(0)	$(0.01667)
Outstanding - December 31, 2003	1,950,000	$0.01667
Granted - 2004	7,050,000	$0.01667
Exercised	-	-
Forfeited during 2004	(9,000,000)	$(0.01667)
Outstanding - December 31, 2004	-0-

Stock Warrants

There were no warrants issued or outstanding as of December 31, 2004 and 2003, respectively.

6.  RELATED PARTY TRANSACTIONS

The Company has entered into four note payable agreements with certain individual stockholders (See Note 4).  Imputed interest on these notes totaled $36,055, which were contributed to capital and included in additional paid-in capital.  The Company has a

TRANS MAX TECHNOLOGIES, INC.
NOTES CONSOLIDATED TO FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2004 AND 2003

6.      RELATED PARTY TRANSACTIONS (continued)

license agreement with its Chief Scientist for its ignition system product line whereby it has acquired all of his rights to patents, trademarks, technical information and trade secrets through November 30, 2021 by payment of a yearly license fee of $1,000.

In November 2003, the Company agreed to provide a $1.5 million line of credit to provide products and services to Aero Marine Engine, Inc., a company owned by the majority stockholders of the Company.  Pursuant to the agreement between the Company and Aero Marine Engine, Inc., for every $2 paid to the Company by Aero Marine Engine, Inc., the Company will extend $1 of credit, up to a maximum of $1.5 million dollars.  As of December 31, 2004, the Company has not advanced any money under this agreement.  Aero Marine does not have sufficient funds to pay the Company in order to receive credit, under this agreement. At December 31, 2004, the Company had a receivable from Aero Marine of $314,339. These advances were made in connection with relocating this affiliated company to Ronkonkoma, New York and funding this affiliated company’s payroll.

7. PROVISION FOR INCOME TAXES

Deferred income taxes will be determined using the liability method for the temporary differences between the financial reporting basis and income tax basis of the Company’s assets and liabilities. Deferred income taxes will be measured based on the tax rates expected to be in effect when the temporary differences are included in the Company’s consolidated tax return. Deferred tax assets and liabilities are recognized based on anticipated future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases.

At December 31, 2004, deferred tax assets consist of the following:

Deferred taxes due to net operating loss carryforwards	$809,958
Less: valuation allowance	(809,958)
$-0-

At December 31, 2004, the Company had an accumulated deficit in the approximate amount of $2,382,229 available to offset future taxable income through 2024. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

TRANS MAX TECHNOLOGIES, INC.
NOTES CONSOLIDATED TO FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2004 AND 2003

7.   PENDING ARBITRATION

The Company is party to litigation with two former employees of the Company. These individuals sued for various claims, including unpaid wages, and issues regarding the ownership of intellectual property developed prior to the relationship of one of the former employees with the Company developed during his employment. The matter was set for arbitration in January 2005, and was resolved without payment of any sums to the former employees, and an agreement as to the ownership and use of the intellectual property.

The Company is a party to litigation whereby the former landlord was claiming unpaid rent. The liability was not disputed and it was resolved by the Company giving a Confession of Judgment to them for $40,000 along with a payment of $4,686 in January 2005. These amounts have been accrued and are included in the accounts payable and accrued expenses.

A former attorney for the Company sued for unpaid fees and received a favorable judgment for $19,606. This amount has been accrued and is included in the accounts payable and accrued expenses.

An action was brought against a former stockholder of the Company who was acquired during the year for certain alleged defect manufacture of equipment. As of December 31, 2004, this matter is unresolved and is too early to determine the outcome of any potential litigation.

8.   GOING CONCERN

As shown in the accompanying consolidated financial statements, the Company incurred substantial net losses for the years ended December 31, 2004 and 2003. There is no guarantee whether the Company will be able to generate enough revenue and/or raise capital to support those operations. This raises substantial doubt about the Company’s ability to continue as a going concern.

The Company’s future success is dependent upon its ability to achieve profitable operations and generate cash from operating activities, and upon additional financing. There is no guarantee that the Company will be able to raise enough capital or generate revenues to sustain its operations. Management believes they can raise the appropriate funds needed to support their business plan and acquire an operating, cash flow positive company.

The consolidated financial statements do not include any adjustments relating to the recoverability or classification of recorded assets and liabilities that might result should the Company be unable to continue as a going concern.

Item 8:  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

On September 15, 2004, we dismissed Ham, Langston & Brezina, L.L.P. (“HL&B”) as the independent registered public accounting firm. Effective upon that date, Bagell, Josephs & Company, LLC was appointed as the new independent registered public accounting firm. The decision to dismiss HL&B and to appoint Bagell, Josephs & Company, LLC was recommended and approved by our Board of Directors.

Item 8A:  Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2004. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Dr. Raymond Brouzes. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective. There have been no significant changes in our internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act are accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Limitations on the Effectiveness of Internal Controls

Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting necessarily prevent all fraud and material error. An internal control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

Item 8B:  Other Information

None.

PART III

Item 9:    Directors, Executive Officers, Promoters and Control Persons;  Compliance with Section 16(a) of the Exchange Act

The following information sets forth the names of our directors and executive officers, their ages and their present positions with the Company as of March 31, 2005.

Name	Age	Office(s) Held
Dr. Raymond Brouzes	63	Chief Executive Officer, Chief Financial Officer, President and Director
Frances Langford	58	Director

Set forth below is a brief description of the background and business experience of each of our current executive officers and directors.

Dr. Raymond Brouzes is our President, Chief Executive Officer and has been one of our Directors since June 2004. Dr. Brouzes was invited in 1996 by the National Science and Technology Board of Singapore to create an environmental institute that would be one of the ten institutes funded by the government to spearhead that nation’s highly successful knowledge based economy. His appointed was based on a number of factors including his successful Canadian experience as Director General of the Technology Development Branch of Environment Canada; as Corporate Director for Environmental Affairs with Alcan Aluminium for 10 years and as a senior partner in a venture capital fund. In 2001 following his five year appointment in Singapore, Dr. Brouzes accepted the Presidency of Ultrasound Fluid Technologies, L.L.C. a Texas based start-up firm specialized in ultrasound for cost-effective separation (desalination) of salt from seawater to produce potable water. In January 2005, Dr. Brouzes accepted the position of President at Aero Marine Engine, Inc., a reporting company that specializes in the development of the axial vector engine.

Frances Langford is our Secretary-Treasurer and has been a director since June 2004. Mrs. Langford has been an employee of Trans Max Technologies for nine months. Mrs. Langford was a Manager for New Beginnings Bookstore from 2000 to 2004 and worked for Bank of America from 1995 to 2000.

The following information sets forth the names of former directors and executive officers, their ages and period of service with the Company.

Name	Age	Office(s) Previously Held	Period of Service
Peter Mergenthaler	64	President, Chief Executive Officer and Director	July 2003 - June 2004
Paul M. Cervino	49	Chief Financial Officer, Chief Operating Officer and Director	August 2003 - June 2004

Peter Mergenthaler. Served as Chief Executive Officer, President and Director from July 2003 to June 2004. Prior to serving, Mr. Mergenthaler served as a consultant for HMS Financial, a private financing company. Mr. Mergenthaler has served as a consultant to various companies throughout his career. Mr. Mergenthaler served as a partner and general principal of Gallant Securities, Inc. for approximately seven years. Mr. Mergenthaler filed a petition of bankruptcy under Chapter 13 of the Bankruptcy Code on four separate occasions, April 26, 1999, March 8, 2000 and June 19, 2002 (collectively referred to as the "Petitions"). The Petitions were subsequently dismissed on May 27, 1999, March 28, 2000, and November 15, 2002, respectively. The Pennsylvania securities Commission issued an Order to Cease and Desist against Mr. Mergenthaler, to halt the offer and sale of unregistered securities in Pennsylvania.

Paul M. Cervino. Served as Chief Financial Officer from August 2003 to June 2004. In November 2003 he was elected as a Director and appointed Secretary. In February 2004, in addition to serving as Chief Financial Officer, Mr. Cervino was elected to serve as Chief Operating Officer. From January 1996 to July 2003, Mr. Cervino was employed by Allied Devices Corporation where he served in the various capacities of President, Chief Operating officer and Chief Financial Officer. Prior to 1996, he was employed by Sotheby's Holdings, Inc., an international auction house. From 1992 to 1995, he was a member of the European Board of Directors and Chief Financial Officer of Sotheby's Europe and Asia, operating in London. From 1985 to 1992, he was a Director and Chief Financial Officer and Administrative Officer of Sotheby's North America. From 1976 to 1985, he worked for Sotheby's in various other financial capacities. Mr. Cervino received a B.S. in Accounting from St. John's University and an M.B.A. in Finance from Pace University.

Family Relationships

Frances Langford is the sister of the Samuel Higgins, Managing Director of Balboa Group, Inc., Eastern Business Associates, Inc., Financial Investors, Inc. and Groupo Acquinas SA, majority shareholders of the common stock. Mr. Higgins has an indirect beneficial ownership in 39,300,000 shares held by Groupo Acquinas SA, 215,012 shares held by Eastern Business Associates, Inc., 215,012 shares held by Financial Investors, Inc., and 215,012 shares held by Balboa Group, Inc. Mr. Higgins has an indirect beneficial ownership in 1,000,000 shares held by Higgins Irrevocable Trust with his spouse as trustee. Mr. Higgins has an indirect beneficial ownership in 1,000,000 shares held by HJS Family Trust for the benefit of Mr. Higgins’ sons. In accordance with Rule 13d-4 of the Exchange Act, Mr. Higgins disclaims beneficial ownership in these shares.

Term of Office

Our Directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

Significant Employees

We have no significant employee that makes a significant contribution to our business other than our officers and directors.

Audit Committee

We do not have a separately-designated standing audit committee. The entire board of directors is acting as our audit committee.

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of change in ownership of common stock and other equity securities of the company. Officers, directors and greater than ten percent shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To our knowledge, the following persons have failed to file, on a timely basis, the identified reports required by Section 16(a) of the Exchange Act during fiscal year ended December 31, 2004:

Name and principal position	Number of late reports	Transactions not timely reported	Known failures to file a required form
Dr. Raymond Brouzes CEO, CFO, President, and Director	0	0	1
Frances Langford Director	0	0	1
Paul M. Cervino Former COO, CFO, Secretary and Director	0	0	0
Peter Mergenthaler Former CEO, President, and Director	0	0	0

Code of Ethics Disclosure

The Board of Directors adopted a Code of Ethics in March 2004, meeting the requirements of Section 406 of the Sarbanes-Oxley Act of 2002. We will provide to any person without charge, upon request, a copy of such Code of Ethics. All requests for our code of ethics should be made in writing with a self-address stamped envelop to our corporate offices.

Item 10:  Executive Compensation

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers for each of the last three completed fiscal years.

		Annual Compensation				Long Term Compensation
Name	Title	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Awarded ($)	Warrants & Options (#)	LTIP payouts ($)	All Other Compensation ($)
Dr. Raymond Brouzes	Director, CEO, and CFO	2004 2003 2002	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0
Frances Langford	Director, Secretary and Treasurer	2004 2003 2002	6,000 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0

Stock Option Grants

For purposes of pro-forma disclosures, the estimated fair value of the options is included in expense over the option's vesting period or expected life. As of December 31, 2004, all options to purchase 9,000,000 shares of the Company's common stock were extinguished.

A summary of the Company's stock option activity and related information for the year ended December 31, 2004 is as follows:

	Number of Shares Under Options	Weighted-Average Exercise Price
Outstanding - December 31, 2002	0	$0.01667
Granted - 2003	1,950,000
Exercised	-	-
Forfeited during 2003	(0)	$(0.01667)
Outstanding - December 31, 2003	1,950,000	$0.01667
Granted - 2004	7,050,000	$0.01667
Exercised	-	-
Forfeited during 2004	(9,000,000)	$(0.01667)
Outstanding - December 31, 2004	-0-

Stock Warrants

There were no warrants issued or outstanding as of December 31, 2004 and 2003, respectively.

Item 11:  Security Ownership of Certain Beneficial Owners and Management and related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our shares of common stock at March 31, 2005 by (i) each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock, (ii) each of our directors, (iii) our executive officers, and (iv) by all directors and executive officers as a group. Each person named in the table, has sole voting and investment power with respect to all shares shown as beneficially owned by such person.

Title of class	Name and address of beneficial owner	Amount of beneficial ownership	Percent of class
Common	Dr. Raymond Brouzes 540 Bridle Path Road Hudson Heights, Quebec Canada J0P 1J0	3,600,000	0.6%
Total of all directors and executive officers		3,600,000	0.6%
Common	Groupo Aquinas SA(1) 1607 N.E. 41st Avenue Portland, Oregon 97232	39,300,000	66%

(1)
Samuel J. Higgins is the Managing Director and beneficial holder of 39,300,000 shares held by Groupo Aquinas SA. Mr. Higgins is the Managing Director and beneficial holder of 215,012 shares held by Balboa Group, Inc. Mr. Higgins is the Managing Director and beneficial holder of 215,012 shares held by Eastern Business Associates, Inc. Mr. Higgins is the Managing Director a beneficial holder of 215,012 shares held by Financial Advisors, Inc. Samuel J. Higgins has an indirect beneficial ownership in 1,000,000 shares held by Higgins Irrevocable Trust with his spouse as trustee. Mr. Higgins has an indirect beneficial ownership in 1,000,000 shares held by HJS Family Trust for the benefit of Mr. Higgins’ sons. In accordance with Rule 13d-4 of the Exchange Act, Mr. Higgins disclaims beneficial ownership in these shares.

The percent of class is based on 59,445,024 shares of common stock issued and outstanding as of March 31, 2005.

As used in this table, "beneficial ownership" means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security). In addition, for purposes of this table, a person is deemed, as of any date, to have "beneficial ownership" of any security that such person has the right to acquire within 60 days after such date.

Item 12:  Certain Relationships and Related Transactions

On August 24, 2004, we entered into an Agreement with Groupo Acquinas SA (“Groupo”) whereby Groupo assigned to us all the marketing and purchasing rights of Victor Vartovy & Company (“VVC”). Groupo is a majority shareholder of our company and Mr. Samuel J. Higgins is the beneficial holder of shares held by Groupo.

Item 13:  Exhibits

Exhibit Number	Description
10.1	Agreement (Assignment)[1]
10.2	Joint Venture Agreement [1]
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

1. Previously filed as an exhibit on Form 8-K filed on September 2, 2004.

Item 14:  Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed by our auditors for professional services rendered in connection with a review of the financial statements included in our quarterly reports on Form 10-QSB and the audit of our annual consolidated financial statements for the fiscal years ended December 31, 2003 and 2004 were approximately $20,500 and $6,000 respectively.

Audit-Related Fees

Our auditors did not bill any additional fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements.

Tax Fees

The aggregate fees billed by our auditors for professional services for tax compliance, tax advice, and tax planning were $0 and $0 for the fiscal years ended December 31, 2003 and 2004.

All Other Fees

The aggregate fees billed by our auditors for all other non-audit services, such as attending meetings and other miscellaneous financial consulting, for the fiscal years ended December 31, 2003 and 2004 were $3,250 and $0 respectively.

SIGNATURES

Pursuant to the requirements of Section 13 and 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Trans Max Technologies, Inc.

By:	/s/ Raymond Brouzes
Dr. Raymond Brouzes
Chief Executive Officer, Chief Financial Officer, & Director
Date: April 25, 2005