Form 10QSB
period 2005-03-31
TRANS MAX TECHNOLOGIES INC
filed 2005-05-24
CIK 1074663

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: March 31, 2005

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period __________ to __________

Commission File Number: 000-31631

Trans Max Technologies, Inc.
(Exact name of small business issuer as specified in its charter)

Nevada	42-1599830
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

One World Trade Center, 121 S.W. Salmon Street, Suite 1100, Portland, Oregon 97204
(Address of principal executive offices)

503-471-1376
(Issuer’s telephone number)
_______________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes [ ] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 59,445,024 common shares as of March 31, 2005

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

PART 1 - FINANCIAL INFORMATION

Item 1.      Financial Statements

Our unaudited condensed consolidated financial statements included in this Form 10-QSB are as follows:

(a)	Condensed Consolidated Balance Sheet as of March 31, 2005 (Unaudited).
(b)	Condensed Consolidated Statements of Operations for the three month ended March 31, 2005 and 2004 (Unaudited);
(c)	Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2005 and 2004 (Unaudited);
(d)	Notes to Condensed Consolidated Financial Statements (Unaudited).

These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-QSB. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended March 31, 2005 are not necessarily indicative of the results that can be expected for the full year.

TRANS MAX TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
MARCH 31, 2005
(UNAUDITED)

ASSETS

Current Asset:
Cash and cash equivalents	$1,342

Total Current Asset	1,342

Receivable from affiliates	311,339
Property and equipment, net	1,508,800

TOTAL ASSETS	$1,821,481

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITIES
Current Liabilities:
Accounts payable and accrued expenses	$1,598,257
Notes payable to stockholders	772,747

Total Current Liabilities	2,371,004

Total Liabilities	2,371,004

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $.001 Par Value; 10,000,000 shares authorized
no shares issued and outstanding	-
Common stock, $.001 Par Value; 500,000,000 shares authorized
59,445,024 shares issued and outstanding	59,445
Additional paid-in capital	7,473,676
Accumulated deficit	(8,082,644)

Total Stockholders' Equity (Deficit)	(549,523)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$1,821,481

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRANS MAX TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
(UNAUDITED)

	THREE MONTHS ENDED
	MARCH 31,
	2005	2004

OPERATING REVENUES
Sales	$-	$-

COST OF SALES	-	-

GROSS PROFIT	-	-

OPERATING EXPENSES
General and administrative expenses	3,777	503,152
Research and development	-	57,612
Depreciation and amortization	1,397	673
Total Operating Expenses	5,174	561,437

NET (LOSS) BEFORE OTHER (EXPENSES)	(5,174)	(561,437)

OTHER (EXPENSES)
Interest expense	(11,782)	(9,817)
Total Other Expenses	(11,782)	(9,817)

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(16,956)	(571,254)
Provsion for Income Taxes	-	-

NET (LOSS) PER COMMON SHARE
OUTSTANDING	$(16,956)	$(571,254)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	21,483,159	1,050,000

NET (LOSS) PER COMMON SHARE	$(0.0008)	$(0.5441)

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRANS MAX TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
(UNAUDITED)

	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(16,956)	$(571,254)
Adjustments to reconcile net (loss) to net cash
(used in) operating activities

Depreciation	1,397	673
Imputed interest expense	11,782	7,056
Common stock issued for services	-	35,339

Changes in assets and liabilities
Decrease in accounts receivable	-	1,260
(Increase) in inventory	-	(13,864)
(Increase) in other assets	-	(8,950)
Increase in accounts payable	-	120,887

Total adjustments	13,179	142,401

Net cash (used in) operating activities	(3,777)	(428,853)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	-	(385,647)
Decrease (Increase) in receivable from affiliates, net	3,000	(189,072)

Net cash provided by (used in) investing activities	3,000	(574,719)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable to stockholders	2,050	664,500
Cash contributed by stockholders	-	369,171

Net cash provided by financing activities	2,050	1,033,671

NET INCREASE IN
CASH AND CASH EQUIVALENTS	1,273	30,099

CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD	69	9,259

CASH AND CASH EQUIVALENTS - END OF PERIOD	$1,342	$39,358

SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid during the year for interst	$-	$2,701

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRANS MAX TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2005 AND 2004
(UNAUDITED)

NOTE 1-               ORGANIZATION AND BASIS OF PRESENTATION

The condensed unaudited interim financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The condensed financial statements and notes are presented as permitted on Form 10-QSB and do not contain information included in the Company’s annual statements and notes. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the December 31, 2004 audited financial statements and the accompanying notes thereto. While management believes the procedures followed in preparing these condensed financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

These condensed unaudited financial statements reflect all adjustments, including normal recurring adjustments which, in the opinion of management, are necessary to present fairly the operations and cash flows for the periods presented.

Perma-Tune Electronics, Inc. ("Perma-Tune") was incorporated in 1993 in the state of Texas. The Company designs and manufactures high performance electronic ignition systems for distribution throughout the United States, Canada, and Europe. On July 21, 2003, Perma-Tune acquired 100% of the issued and outstanding stock of Trans Max Technologies, Inc. ("Trans Max"), a Nevada corporation, in exchange for 15,177,300 shares of Perma-Tune's common stock (pre 2 for 1, 6 for 1 and 1 for 200 stock splits), 910,638 post split. As a result of this acquisition, the control of Perma-Tune shifted to the former shareholders of Trans Max and this transaction was treated as a recapitalization. As a part of this recapitalization, Perma-Tune Electronics, Inc. changed its name to Trans Max Technologies, Inc. (the "Company").

NOTE 2-               SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash Equivalents

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

TRANS MAX TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2005 AND 2004
(UNAUDITED)

NOTE 2-               SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

TRANS MAX TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2005 AND 2004
(UNAUDITED)

NOTE 2-               SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

TRANS MAX TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2005 AND 2004
(UNAUDITED)

NOTE 2-               SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

TRANS MAX TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2005 AND 2004
(UNAUDITED

NOTE 2-               SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Loss Per Share (Continued)

The following is a reconciliation of the computation for basic and diluted EPS:

	March 31,	March 31,
	2005	2004

Net (Loss)	$(16,956)	$(571,254)

Weighted-average common shares
outstanding (Basic)	21,483,159	1,050,000
Weighted-average common shares
equivalents:
Stock Options	-	-
Warrants	-	-

Weighted-average common shares
outstanding (Diluted)	21,483,159	1,050,000

The Company has no potentially dillutive securities, such as options or warrants, currently issued and outstanding.

Recent Accounting Pronouncements

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) published Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123R”). SFAS 123R requires that compensation cost related to share-based payment transactions be recognized in the financial statements. Share-based payment transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans. The provisions of SFAS 123R, as amended, are effective for small business issuers beginning as of the next fiscal year after December 15, 2005. Accordingly, the Company will implement the revised standard in the first quarter of fiscal year 2006. Currently, the Company accounts for its share-based payment transactions under the provisions of APB 25, which does not necessarily require the recognition of compensation cost in the financial statements (note 3(e)). Management is assessing the implications of this revised standard, which may materially impact the Company’s results of operations in the first quarter of fiscal year 2006 and thereafter.

TRANS MAX TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2005 AND 2004
(UNAUDITED

NOTE 2-           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTNUED)

                           Recent Accounting Pronouncements (Continued)

In November 2004, the FASB issued Financial Accounting Standards No. 151 (FAS 151), “Inventory Costs - an amendment of ARB No. 43, Chapter 4”. FAS 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and spoilage. In addition, FAS 151 requires companies to base the allocation of fixed production overhead to the costs of conversion on the normal capacity of production facilities. FAS 151 is effective for the Company in 2006. The Company does not expect FAS 151 to have a material impact on its results or financial statements.

On December 16, 2004, FASB issued Statement of Financial Accounting Standards No. 153, “Exchanges of Non-monetary Assets, an amendment of APB Opinion No. 29, Accounting for Non-monetary Transactions” (" SFAS 153"). This statement amends APB Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. Under SFAS 153, if a non-monetary exchange of similar productive assets meets a commercial-substance criterion and fair value is determinable, the transaction must be accounted for at fair value resulting in recognition of any gain or loss. SFAS 153 is effective for non-monetary transactions in fiscal periods that begin after June 15, 2005. The Company does not anticipate that the implementation of this standard will have a material impact on its financial position, results of operations or cash flows.

NOTE 3-               LIQUIDITY

For the three months ended March 31, 2005, the Company had a net loss of ($16,956) and ($571,254) for the same period in 2004. For the three months ended March 31, 2005 and 2004, the Company had $13,179 and $142,401 positive cash flows from operations, respectively. The Company has been dependent on additional capital contributions from shareholders and debt financing to fund its cash requirements.

TRANS MAX TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2005 AND 2004
(UNAUDITED

NOTE 3-                LIQUIDITY (Continued)

To assist with funding its operations, the Company's majority stockholders contributed additional paid-in capital of $0 and $369,171 and additional loans of $2,050 and $664,500 during the three months ended March 31, 2005 and 2004, respectively. During 2005 and beyond the Company will require additional capital. Although the current majority stockholders of the Company have made a verbal commitment, with no guarantee, to continue to fund the research and development and sales and marketing efforts of the Company in 2005 if alternate financing cannot be obtained, there can be no assurance that any new capital would be available to the Company or that adequate funds for the Company's operations, whether from the Company's revenues, financial markets, or other arrangements will be available when needed or on terms satisfactory to the Company. The failure of the Company to obtain adequate additional financing may require the Company to delay, curtail, or scale back some or all of its research and development programs, sales and marketing efforts, and manufacturing operations.

NOTE 4-  PROPERTY AND EQUIPMENT

Property and equipment, at March 31, 2005, consist of the following:

    Machinery and equipment                       $    14,734
Water air machine                                       1,500,000
Less accumulated depreciation                     (5,934)
Property and equipment, net                   $1,508,800

Depreciation expense was $1,397 and $673 for the three months ended March 31, 2005 and 2004, respectively. Leasehold improvements of $822,420 were written-off as the building in Ronkonkoma, New York was abandoned. The Company acquired the water air machine for cash of $10,300 and currently owes $1,489,700.

TRANS MAX TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2005 AND 2004
(UNAUDITED

NOTE 5-               NOTES PAYABLE TO STOCKHOLDERS

Notes payable to stockholders at March 31, 2005 consisted of the following:

Note payable to a stockholder bearing interest at 10% per year with interest payments due quarterly and the principal due on demand. This note is collateralized by inventory. $40,000

Note payable to two stockholders and current employees of the Company bearing interest at 10% per year with all interest and principal due June 28, 2004 with the option to renew the note for 30 day interval periods. The note is not collateralized. $23,400.

Note payable to a stockholder and former officer/director of the Company.  There is no formal note agreement.  The note bears no interest; however, interest is imputed at the prime rate and the outstanding principal balance is due on demand. The note is not collateralized. $640,270.  The Company is examining the validity of this note and its obligations thereunder.

Note payable to a majority stockholder of the Company. There is no formal note agreement. The note bears no interest; however, interest is imputed at the prime rate and the outstanding principal balance is due on demand. The note is not collateralized. $69,077.

Total notes payable to stockholders         $772,747
                                                                         ======

NOTE 6-               STOCKHOLDERS EQUITY (DEFICIT)

In connection with the Company's recapitalization (See Note 1), the Company filed amended articles of incorporation that changed the authorized shares the Company is able to issue to 500,000,000 shares of common stock with a par value of $0.001 per share. Since the Company's common stock did not previously have a stated par value, common stock for all periods presented has been restated to reflect the par value of $0.001 per share.

The Company's articles of incorporation also authorize the issuance of up to 10,000,000 shares of preferred stock with characteristics determined by the Company's board of directors. As of March 31, 2005, the Company has not issued any preferred stock.

TRANS MAX TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2005 AND 2004
(UNAUDITED

NOTE 6-               STOCKHOLDERS EQUITY (DEFICIT) (Continued)

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

On May 12, 2004, the Company issued 500 shares restricted shares to a consulting firm for the introduction of business opportunities. The cost associated with this issuance has been charged to consulting expense in the second quarter.

On May 25, 2004, Eastern Business Associates, Inc., Balboa Group, Inc., and Financial Investors, Inc. each acquired 43,002,350 shares of the Company’s stock or 19.4% of the outstanding shares resulting in a change in control of the Company. All three companies have the same Managing Director.

On July 20, 2004, the Board of Directors adopted a resolution authorizing and approving a 200 to 1 reverse stock split with the effective date of August 9, 2004 and the trading symbol of the Company was changed to TMAX.

On August 24, 2004, the Company entered into an Agreement with Groupo Aquinas SA whereby Groupo Aquinas SA assigned to the Company all the marketing and purchasing rights to water making technologies together with all related intellectual properties, including a Water Air Machine (WAM), which produces large quantities of drinkable water from the air at a low cost, in exchange for 50,000,000 shares of common stock of the Company and $1,500,000 of which $10,300 was paid during 2004. The certificates will bear the appropriate 2-year restrictive legend. This issuance of stock changes the control of the Company to Groupo Aquinas SA, a company with the same Managing Director as the three former control companies.

The Company in the third quarter also issued 7,911,350 shares of common stock for services valued at $43,512.

The Company in the third quarter converted $271,519 in notes payable to 271,519 common shares of stock.

TRANS MAX TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2005 AND 2004
(UNAUDITED

NOTE 6-                STOCKHOLDERS EQUITY (DEFICIT) (Continued)

During the year 2004, the Company issued 42,499 shares of common stock in connections with various employment agreements.

The Company did not issue any shares in the first quarter in 2005.

NOTE 7-               RELATED PARTY TRANSACTIONS

The Company has entered into four note payable agreements with certain individual stockholders (See Note 5). Imputed interest on these notes totaled $11,782, which were contributed to capital and included in additional paid-in capital. The Company has a license agreement with its Chief Scientist for its ignition system product line whereby it has acquired all of his rights to patents, trademarks, technical information and trade secrets through November 30, 2021 by payment of a yearly license fee of $1,000.

In November 2003, the Company agreed to provide a $1.5 million line of credit to provide products and services to Aero Marine Engine, Inc., a company owned by the majority stockholders of the Company. Pursuant to the agreement between the Company and Aero Marine Engine, Inc., for every $2 paid to the Company by Aero Marine Engine, Inc., the Company will extend $1 of credit, up to a maximum of $1.5 million dollars. As of March 31, 2005, the Company has not advanced any money under this agreement.  At March 31, 2005, the Company had a receivable from Aero Marine of $311,339. These advances were made in connection with relocating this affiliated company to Ronkonkoma, New York and funding this affiliated company’s payroll.

NOTE 8-               PROVISION FOR INCOME TAXES

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

TRANS MAX TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2005 AND 2004
(UNAUDITED

NOTE 8-                PROVISION FOR INCOME TAXES (Continued)

At March 31, 2005, deferred tax assets consist of the following:

Deferred taxes due to net operating                       -
Loss carryforwards                                      $712,200
Less: valuation allowance                            (712,200)
                                                                        $       -0-
                                                                        =======

At March 31, 2005, the Company had an accumulated deficit in the approximate amount of $2,094,700 available to offset future taxable income through 2024. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

NOTE 9-               GOING CONCERN

As shown in the accompanying consolidated financial statements, the Company incurred substantial net losses for the three months ended March 31, 2005 and for the years ended December 31, 2004 and 2003. There is no guarantee whether the Company will be able to generate enough revenue and/or raise capital to support those operations. This raises substantial doubt about the Company’s ability to continue as a going concern.

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

The condensed consolidated financial statements do not include any adjustments relating to the recoverability or classification of recorded assets and liabilities that might result should the Company be unable to continue as a going concern.

Item 2.     Plan of Operation

Forward-Looking Statements

Historical results and trends should not be taken as indicative of future operations. Management’s statements contained in this report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results may differ materially from those included in the forward-looking statements. The Company intends such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” “prospects,” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on the operations and future prospects of the Company on a consolidated basis include, but are not limited to changes in economic conditions generally and the development of water making technology industry, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Company and its business, including additional factors that could materially affect the Company’s financial results, is included herein and in the Company’s other filings with the Securities and Exchange Commission.

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

In May 2004, we had a change in management. Following this change in management, we reorganized our operations and sought other business opportunities for acquisition.

On August 24, 2004, we entered into an Agreement with Groupo Acquinas SA (“Groupo”) whereby Groupo would assign to us all the marketing and purchasing rights it acquired from Victor Vartovy & Company (“VVC”). Groupo entered into an Exclusive Purchase Agreement with VVC and acquired all the ownership purchase rights to water making technologies together with all related intellectual properties, including the Water Air Machine (“WAM”), which produces large quantities of drinkable water from the air at a low cost. Samuel J. Higgins, an officer of our company, a member of our board of directors, and majority shareholder, is the managing director of Groupo Acquinas SA.

On August 24, 2004, we entered into a Joint Venture Agreement (“Agreement”) with Adaptive Propulsion Systems, LLC (“Adaptive”). Adaptive is a subsidiary of Tactronics, Inc., a major supplier of equipment to the United States Special Forces Command. Under this Agreement, Adaptive will finance further development of WAM, improve and optimize WAM performance, and develop and incorporate a security system for WAM. Adaptive can utilize its expertise to modify the WAM; however, we will have all rights to any patentable technology that emerges. Also under the terms of this Agreement, we will grant Adaptive the exclusive right to utilize this technology for the military of all NATO countries. We will receive 20% of the gross revenue from all sales of WAM by Adaptive. Adaptive will receive 5% of the gross revenue from all of our sales to non-military purchasers. This agreement is for a term of 20 years unless revised by joint agreement of the parties.

We have delayed proceeding forward with the Agreement due to our insufficient level of financing. As a result, our efforts currently are focused on raising the requiring financing to execute our business plan. There is no guarantee that we will be able to raise enough capital or generate revenues to support our business plan and operate a cash flow positive company. Upon securing additional financing, we will proceed forward under the Agreement with Adaptive.

We currently have no business activities. Due to our inability to secure funding, we are unable to implement our business plan. Over the next 12 months our plan is to secure additional financing opportunities in order to proceed with an active business operation. Given our lack of success in generating any discussions, we plan to retain a consultant to assist us identifying additional financing, but have not retained a consultant at the present time. Our plan of operation is to continue our attempts to identify and evaluate financing opportunities in order to proceed with an active business operation.

We currently have forecasted the expenditure of approximately $20,000 during the next twelve months in order to remain in compliance with the Securities Exchange Act of 1934, retain a consultant, and to identify additional financing. We can provide no assurance that we will be successful in acquiring additional financing to implement our current business plan. We can provide no assurance that we will receive additional financing if sought.

We do not anticipate purchasing any real property or significant equipment in the next twelve months.

At the present time, we have no employees other than our sole officer and director, Dr. Raymond Brouzes. We do not anticipate hiring any employees until such time as we are able to acquire any additional financing.

Assets

As of March 31, 2005, we had current assets of $1,342 consisting sole of cash and cash equivalents. As of March 31, 2005, we had total assets in the amount of $1,821,481. As of March 31, 2005, we had an accounts receivable from an affiliate in the amount of $311,339 and property and equipment in the amount of $1,508,800.

Liabilities and Stockholders’ Deficit

Our total liabilities as of March 31, 2005 were $2,371,004. On March 31, 2005 our liabilities consisted of accounts payable and accrued expensed in the amount of $1,598,257, notes payable to stockholders in the amount of $772,747.

As of March 31, 2005, there was a Stockholders’ deficit of $549,523.

Results of Operations

We have not had any business operations since May 2004. As a result, we did not earn any revenue during the three months ended March 31, 2005 or in the same reporting period in the prior year.

We incurred operating expenses in the amount of $5,174 for the three months ended March 31, 2005, compared to operating expenses of $561,437 for the three months ended March 31, 2004. Our operating expenses for the three months ended March 31, 2005 were entirely attributable to general and administrative and depreciation and amortization expenses. The significant decrease in our operating expenses is attributable to us ceasing operations and reorganizing our business.

We have incurred a net loss of $16,956 for the three month period ended March 31, 2005, compared to $571,254 for the three month period ended March 31, 2004. Our losses for the three months ended March 31, 2005 and 2004 are entirely attributable to operating expenses.

Liquidity and Capital Resources

As of March 31, 2005, we have cash in the amount of $1,342. We had a working capital deficit of $2,369,662 on March 31, 2005. As a result, we had insufficient capital to complete our business plan.

We have not attained profitable operations and are dependent upon obtaining financing to complete our business plan over the next 12 months. We can provide no assurance that we will receive any additional financing. For these reasons, our auditors have stated in their report that they have substantial doubt about our ability to continue as a going concern.

Going Concern

As shown in the accompanying condensed consolidated unaudited financial statements, we incurred substantial net losses for the periods ended March 31, 2005 and 2004 and for the years ended December 31, 2004 and 2003. There is no guarantee whether we will be able to generate enough revenue and/or raise capital to support those operations. For these reasons, our auditors have raised substantial doubt about our ability to continue as a going concern.

Our future success is dependent upon our ability to achieve profitable operations and generate cash from operating activities, and upon additional financing. There is no guarantee that we will be able to raise enough capital or generate revenues to sustain its operations. Management believes we can raise the appropriate funds needed to support our business plan and operate a cash flow positive company.

The condensed consolidated unaudited financial statements do not include any adjustments relating to the recoverability or classification of recorded assets and liabilities that might result should we not be unable to continue as a going concern.

Off Balance Sheet Arrangements

As of March 31, 2005, there were no off balance sheet arrangements.

Item 3.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2005. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Dr. Raymond Brouzes. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective. There have been no significant changes in our internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

Limitations on the Effectiveness of Internal Controls

Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material error. An internal control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

PART II - Other Information

Item 1.     Legal Proceedings

There have been no material developments in the ongoing legal proceedings previously reported in which we are a party. A complete discussion of our ongoing legal proceedings is discussed in our annual report on Form 10-KSB for the year ended December 31, 2004.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.     Defaults upon Senior Securities

None.

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted for a vote of our security holders during the reporting period, through the solicitation of proxies or otherwise.

Item 5.     Other Information

Subsequent to the reporting period on May 13, 2005, we accepted the resignation of Frances Langford as Secretary, Treasurer and Director.

Also on May 13, 2005, our board of directors appointed Mr. Samuel J. Higgins to serve as our Secretary, Treasurer and Director. We have not entered into an employment agreement with Mr. Higgins. Since 1995, Mr. Higgins has served as Senior Managing Director of IEP, International Equity Partners a private equity firm with offices in Mexico, India and the United Arab Emirates. Mr. Higgins also is a director of Aero Marine Engine, Inc. and Magellan Industries, Inc., both reporting companies. On August 24, 2004, we entered into an Agreement with Groupo Acquinas SA (“Groupo”) whereby Groupo assigned to us all the marketing and purchasing rights of Victor Vartovy & Company (“VVC”). Groupo is a majority shareholder of our company and Mr. Samuel J. Higgins is the beneficial holder of shares held by Groupo.

Item 6.      Exhibits

Exhibit Number	Description of Exhibit
10.1	Joint Venture Agreement with Adaptive Propulsion Systems, LLC
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRANS MAX TECHNOLOGIES, INC.

Date:	May 23, 2005

By:/s/ Raymond Brouzes Dr. Raymond Brouzes Title: Chief Executive Officer and Chief Financial Officer