Form 10QSB
period 2005-06-30
TRANS MAX TECHNOLOGIES INC
filed 2005-08-22
CIK 1074663

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: June 30, 2005

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period _________to ___________

Commission File Number: 000-31631

Trans Max Technologies, Inc.
(Exact name of small business issuer as specified in its charter)

Nevada	42-1599830
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

One World Trade Center 121 S.W. Salmon Street, Suite 1100 Portland, Oregon 97204
(Address of principal executive offices)

(503) 471-1376
(Issuer’s telephone number)
_______________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes [   ] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 59,445,024 common shares as of June 30, 2005

Transitional Small Business Disclosure Format (check one): Yes [   ] No [X]

PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements

Our unaudited condensed consolidated financial statements included in this Form 10-QSB are as follows:

(a)	Condensed Consolidated Balance Sheet as of June 30, 2005.
(b)	Condensed Consolidated Statements of Operations for the six and three month periods ended June 30, 2005 and 2004;
(c)	Condensed Consolidated Statements of Cash Flow for the six month periods ended June 30, 2005 and 2004;
(d)	Notes to Condensed Consolidated Financial Statements.

These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-QSB. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended June 30, 2005 are not necessarily indicative of the results that can be expected for the full year.

TRANS MAX TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
JUNE 30, 2005
(UNAUDITED)

ASSETS
Current Asset:
Cash and cash equivalents	$837

Total Current Asset	837

Receivable from affiliates	311,339
Property and equipment, net	1,507,402

TOTAL ASSETS	$1,819,578

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

LIABILITIES
Current Liabilities:
Accounts payable and accrued expenses	$1,603,257
Notes payable to stockholders	802,746

Total Current Liabilities	2,406,003

Total Liabilities	2,406,003

STOCKHOLDERS' (DEFICIT)
Preferred stock, $.001 Par Value; 10,000,000 shares authorized
no shares issued and outstanding	-
Common stock, $.001 Par Value; 500,000,000 shares authorized
59,445,024 shares issued and outstanding	59,445
Additional paid-in capital	7,485,889
Accumulated deficit	(8,131,759)

Total Stockholders' (Deficit)	(586,425)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$1,819,578

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRANS MAX TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 2005 AND 2004
(UNAUDITED)

	SIX MONTHS ENDED		THREE MONTHS ENDED
	JUNE 30,		JUNE 30,
	2005	2004	2005	2004

OPERATING REVENUES
Sales	$-	$-	$-	-

COST OF SALES	-	-	-	-

GROSS PROFIT (LOSS)	-	-	-	-

OPERATING EXPENSES
General and administrative expenses	39,282	1,063,526	35,505	560,374
Research and development	-	57,612	-	-
Depreciation and amortization	2,794	673	1,397	-
Total Operating Expenses	42,076	1,121,811	36,902	560,374

NET (LOSS) BEFORE OTHER (EXPENSES)	(42,076)	(1,121,811)	(36,902)	(560,374)

OTHER (EXPENSES)
Impairment	-	(822,046)	-	(822,046)
Interest expense	(23,995)	(18,940)	(12,213)	(9,123)
Total Other Expenses	(23,995)	(840,986)	(12,213)	(831,169)

NET (LOSS) PER COMMON SHARE
OUTSTANDING	$(66,071)	$(1,962,797)	$(49,115)	$(1,391,543)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	21,483,159	1,098,554	21,483,159	1,105,930

NET (LOSS) PER COMMON SHARE	$(0.00)	$(1.79)	$(0.00)	$(1.26)

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRANS MAX TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004
(UNAUDITED)

	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(66,071)	$(1,962,797)
Adjustments to reconcile net (loss) to net cash
(used in) operating activities

Depreciation	2,794	673
Imputed interest expense	23,995	7,056
Common stock issued for services	-	70,339
Impairment	-	822,046

Changes in assets and liabilities
Decrease in accounts receivable	-	18,192
Decrease in other assets	-	228,071
Increase in accounts payable	5,000	52,621

Total adjustments	31,789	1,198,998

Net cash (used in) operating activities	(34,282)	(763,799)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	-	(398,707)
Decrease (Increase) in receivable from affiliates, net	3,000	(284,445)

Net cash provided by (used in) investing activities	3,000	(683,152)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable to stockholders	32,050	861,789
Cash contributed by stockholders	-	605,859

Net cash provided by financing activities	32,050	1,467,648

NET INCREASE IN
CASH AND CASH EQUIVALENTS	768	20,697

CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD	69	9,259

CASH AND CASH EQUIVALENTS - END OF PERIOD	$837	$29,956

CASH PAID DURING THE PERIOD FOR:

Cash paid during the period for interest	$-	$11,884

SUPPLEMENTAL DISCLOSURE OF NONCASH
ACTIVITIES:

Common stock issued for services	$-	$70,339

Imputed interest expense contributed to additional	$23,995	$7,056
paid-in capital

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRANS MAX TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2005 AND 2004
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

TRANS MAX TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2005 AND 2004
(UNAUDITED)

NOTE 2-               SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED

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

TRANS MAX TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2005 AND 2004
(UNAUDITED)

NOTE 2 -              SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTNUED)

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

Impairment Of Long-Lived Assets

In the event facts and circumstances indicate the carrying value of a long-lived asset, including associated intangibles, may be impaired, an evaluation of recoverability is performed by comparing the estimated future undiscounted cash flows associated with the asset to the asset's carrying amount to determine if a write-down to market value or discounted cash flow is required. Based upon management's evaluation, an impairment write-down of some of the Company's assets was deemed necessary in the amount of $0 and $822,046 for the six months ended June 30, 2005 and 2004 respectively.

The Company accounts for its impairment in accordance with FASB 142, “Goodwill and Other Intangible Assets.”

TRANS MAX TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2005 AND 2004
(UNAUDITED)

NOTE 2 -               SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTNUED)

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

Reclassifications

Certain amounts for the six months ended June 30, 2004 have been reclassified to conform to the presentation of the June 30, 2005 amounts. The reclassifications have no effect on the net income for the six months ended June 30, 2004.

Loss Per Share

The following is a reconciliation of the computation for basic and diluted EPS for the six months ended June 30:

	2005	2004

Net (Loss)	$(61,071)	$(1,962,797)

Weighted-average common shares
outstanding (Basic)	21,483,159	1,098,554
Weighted-average common shares
equivalents:
Stock Options	-	-
Warrants	-	-

Weighted-average common shares
outstanding (Diluted)	21,483,159	1,098,554

The Company has no potentially dillutive securities, such as options or warrants, currently issued and outstanding.

TRANS MAX TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2005 AND 2004
(UNAUDITED)

NOTE 2 -            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTNUED)

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

TRANS MAX TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2005 AND 2004
(UNAUDITED)\
NOTE 3 -               LIQUIDITY

For the six months ended June 30, 2005, the Company had a net loss of ($66,071) and ($1,962,797) for the same period in 2004. For the six months ended June 30, 2005 and 2004, the Company had $34,282 and $763,799 negative cash flows from operations, respectively. The Company has been dependent on additional capital contributions from shareholders and debt financing to fund its cash requirements.

To assist with funding its operations, the Company's majority stockholders contributed additional paid-in capital of $0 for the six months ended June 30, 2005 and $605,859 for the six months ended June 30, 2004. The Company's majority stockholders contributed additional loans of $32,050 and $861,789 during the six months ended June 30, 2005 and 2004, respectively. During 2005 and beyond the Company will require additional capital. Although the current majority stockholders of the Company have made a verbal commitment, with no guarantee, to continue to fund the research and development and sales and marketing efforts of the Company in 2005 if alternate financing cannot be obtained, there can be no assurance that any new capital would be available to the Company or that adequate funds for the Company's operations, whether from the Company's revenues, financial markets, or other arrangements will be available when needed or on terms satisfactory to the Company. The failure of the Company to obtain adequate additional financing may require the Company to delay, curtail, or scale back some or all of its research and development programs, sales and marketing efforts, and manufacturing operations.

NOTE 4 -              PROPERTY AND EQUIPMENT

Property and equipment, at June 30, 2005, consist of the following:

Machinery and equipment	$14,734
Water air machine	1,500,000
Less accumulated depreciation	(7,332)
Property and equipment, net	$1,507,402

Depreciation expense was $2,794 and $673 for the six months ended June 30, 2005 and 2004, respectively. Leasehold improvements of $822,420 were written-off as the building in Ronkonkoma, New York was abandoned. The Company acquired the water air machine for cash of $10,300 and currently owes $1,489,700. There is no formal note agreement on this machine.

TRANS MAX TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2005 AND 2004
(UNAUDITED)

NOTE 5 -                NOTES PAYABLE TO STOCKHOLDERS

Notes payable to stockholders at June 30, 2005 consisted of the following:

Note payable to a stockholder bearing interest at 10% per year with interest payments due quarterly and the principal due on demand. This note is collateralized by inventory. $40,000

Note payable to two stockholders and current employees of the Company bearing interest at 10% per year with all interest and principal due June 28, 2004 with the option to renew the note for 30 day interval periods. The note is not collateralized. $23,400

Note payable to a stockholder and former officer/director of the Company. There is no formal note agreement. The note bears no interest; however, interest is imputed at the prime rate and the outstanding principal balance is due on demand. The note is not collateralized. $640,270

Note payable to a majority stockholder of the Company. There is no formal note agreement. The note bears no interest; however, interest is imputed at the prime rate and the outstanding principal balance is due on demand. The note is not collateralized. $99,076.

Total notes payable to stockholders	$802,746

NOTE 6 -                 STOCKHOLDERS EQUITY (DEFICIT)

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

The Company's articles of incorporation also authorize the issuance of up to 10,000,000 shares of preferred stock with characteristics determined by the Company's board of directors. As of June 30, 2005, the Company has not issued any preferred stock.

TRANS MAX TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2005 AND 2004
(UNAUDITED)

NOTE 6 -              STOCKHOLDERS EQUITY (DEFICIT) (Continued)

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

TRANS MAX TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2005 AND 2004
(UNAUDITED)

NOTE 6 -               STOCKHOLDERS EQUITY (DEFICIT) (Continued)

During the year 2004, the Company issued 42,499 shares of common stock in connections with various employment agreements.

The Company did not issue any shares for the six months ended June 30, 2005.

NOTE 7 -               RELATED PARTY TRANSACTIONS

The Company has entered into four note payable agreements with certain individual stockholders (See Note 5). Imputed interest on these notes totaled $23,995, which were contributed to capital and included in additional paid-in capital. The Company has a license agreement with its Chief Scientist for its ignition system product line whereby it has acquired all of his rights to patents, trademarks, technical information and trade secrets through November 30, 2021 by payment of a yearly license fee of $1,000.

In November 2003, the Company agreed to provide a $1.5 million line of credit to provide products and services to Aero Marine Engine, Inc., a company owned by the majority stockholders of the Company. Pursuant to the agreement between the Company and Aero Marine Engine, Inc., for every $2 paid to the Company by Aero Marine Engine, Inc., the Company will extend $1 of credit, up to a maximum of $1.5 million dollars. As of June 30, 2005, the Company has not advanced any money under this agreement.  At June 30, 2005, the Company had a receivable from Aero Marine of $311,339. These advances were made in connection with relocating this affiliated company to Ronkonkoma, New York and funding this affiliated company’s payroll.

NOTE 8 -              PROVISION FOR INCOME TAXES

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

TRANS MAX TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2005 AND 2004
(UNAUDITED)

NOTE 8 -               PROVISION FOR INCOME TAXES (Continued)

At June 30, 2005, deferred tax assets consist of the following:

Deferred tax asset	$727,100
Less: valuation allowance	(727,100)
$-0-

At June 30, 2005, the Company had an accumulated deficit in the approximate amount of $2,138,800 available to offset future taxable income through 2024. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

NOTE 9-               GOING CONCERN

As shown in the accompanying consolidated financial statements, the Company incurred substantial net losses for the six months ended June 30, 2005 and for the years ended December 31, 2004 and 2003. There is no guarantee whether the Company will be able to generate enough revenue and/or raise capital to support those operations. This raises substantial doubt about the Company’s ability to continue as a going concern.

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

Item 2.     Plan of Operation

Forward-Looking Statements

Historical results and trends should not be taken as indicative of future operations. Management’s statements contained in this report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934 (the “Exchange Act”), as amended. Actual results may differ materially from those included in the forward-looking statements. The Company intends such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “believe,”“expect,”“intend,”“anticipate,”“estimate,”“project,”“prospects,” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on the operations and future prospects of the Company on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Company and its business, including additional factors that could materially affect the Company’s financial results, is included herein and in the Company’s other filings with the SEC.

Overview

We were incorporated in 1993 in the state of Texas under the name Perma-Tune Electronics, Inc. On July 21, 2003 we acquired 100% of the issued and outstanding stock of Trans Max Technologies, Inc. ("Trans Max"), a Nevada corporation, in a share exchange agreement for shares of our common stock. As a result of this acquisition, our control was shifted to the former shareholders of Trans Max and this transaction was treated as a recapitalization.  As a part of this recapitalization, we changed our name to Trans Max Technologies, Inc.

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

Assets

As of June 30, 2005, our sole asset was cash and cash equivalents in the amount of $837. As of June 30, 2005, we had total assets in the amount of $1,819,578. As of June 30, 2005, we had an accounts receivable from an affiliate in the amount of $311,339 and property and equipment in the amount of $1,507,402.

Liabilities and Stockholders’ Deficit

Our total liabilities as of June 30, 2005 were $2,406,003. On June 30, 2005 our liabilities consisted of accounts payable and accrued expensed in the amount of $1,603,257, notes payable to stockholders in the amount of $802,746.

As of June 30, 2005, there was a Stockholders’ deficit of $586,425.

Results of Operations

We have not had any business operations since May 2004 and have not generated any revenue since fiscal 2003. As a result, we did not earn any revenue during the three or six months ended June 30, 2005 or in the same reporting period in the prior year.

We incurred operating expenses in the amount of $36,902 for the three months ended June 30, 2005, compared to operating expenses of $560,374 for the three months ended June 30, 2004. We incurred operating expenses in the amount of $42,076 for the six months ended June 30, 2005, compared to operating expenses of $1,121,811 for the six months ended June 30, 2004. Our operating expenses for the three and six months ended June 30, 2005 were primarily attributable to general and administrative expenses. The significant decrease in our operating expenses is attributable to us ceasing operations and reorganizing our business.

We have incurred a net loss of $49,115 for the three month period ended June 30, 2005, compared to $1,391,543 for the three month period ended June 30, 2004. We have incurred a net loss of $66,071 for the six month period ended June 30, 2005, compared to $1,962,797 for the six month period ended June 30, 2004. Our losses for the three and six months ended June 30, 2005 are primarily attributable to operating expenses. Our losses for the three and six months ended June 30, 2004 was primarily attributable to general and administrative expenses and the impairment of our assets in the amount of $822,046 resulting from leasehold improvements in an abandoned building in Ronkonkoma, New York.

Liquidity and Capital Resources

As of June 30, 2005, we have cash in the amount of $837. We had a working capital deficit of $2,405,166 on June 30, 2005. As a result, we had insufficient capital to complete our business plan.

We have not attained profitable operations and are dependent upon obtaining financing to complete our business plan over the next 12 months. We can provide no assurance that we will receive any additional financing. For these reasons, our auditors have stated in their report that they have substantial doubt about our ability to continue as a going concern.

Going Concern

As shown in the accompanying condensed consolidated unaudited financial statements, we incurred substantial net losses for the three and six months ended June 30, 2005 and 2004. There is no guarantee whether we will be able to generate enough revenue and/or raise capital to support those operations. For these reasons, our auditors have raised substantial doubt about our ability to continue as a going concern.

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

Off Balance Sheet Arrangements

As of June 30, 2005, there were no off balance sheet arrangements.

Item 3.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2005. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Dr. Raymond Brouzes. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2005, our disclosure controls and procedures are effective. There have been no significant changes in our internal controls over financial reporting during the quarter ended June 30, 2005 that have materially affected or are reasonably likely to materially affect such controls.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

On April 20, 2005, CDW Corporation (hereinafter “CDW”) filed a lawsuit against us as successor in interest to Bogner Industries, Inc., a New York Corporation, in the Circuit Court of Cook County, Illinois. CDW is seeking compensation in the amount of $3,119.55 for computer goods delivered to Bogner Industries. On June 28, 2005, a judgment was entered in the amount of $3,286.82 against us.

On April 29, 2005, three (3) former employees filed a lawsuit against us in New York Supreme Court, County of Suffolk, Riverhead. The former employees are seeking compensation and liquidated damages under employment agreements collectively in the amount of approximately $22,907,500. No trial date has been set. We believe the lawsuit is without merit and we are aggressively defending this case.

There have been no material developments in the ongoing legal proceedings previously reported in which we are a party.  A discussion of our ongoing legal proceedings is discussed in our annual report on Form 10-KSB for the year ended December 31, 2004.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended June 30, 2005.

Item 5.     Other Information

On August 20, 2005, Dr. Raymond Brouzes resigned as our Chief Executive Officer, Chief Financial Officer, and as a member of the board of directors. There was no known disagreement with Dr. Brouzes on any matter relating to our operations, policies or practices.

On August 20, 2005, Mr. Samuel Higgins was appointed Chief Executive Officer and Chief Financial Officer. On May 13, 2005, our board of directors appointed Mr. Samuel J. Higgins to serve as our Secretary, Treasurer and Director. We have not entered into an employment agreement with Mr. Higgins. Since 1995, Mr. Higgins has served as Senior Managing Director of IEP, International Equity Partners a private equity firm with offices in Mexico, India and the United Arab Emirates. Mr. Higgins also is a director of Aero Marine Engine, Inc. and Magellan Industries, Inc., both reporting companies. On August 24, 2004, we entered into an Agreement with Groupo Acquinas SA (“Groupo”) whereby Groupo assigned to us all the marketing and purchasing rights of Victor Vartovy & Company (“VVC”). Groupo is a majority shareholder of our company and Mr. Samuel J. Higgins is the beneficial holder of shares held by Groupo.

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

Trans Max Technologies, Inc.

Date:	August 22, 2005

By:/s/ Samuel Higgins Samuel Higgins Title: Chief Executive Officer, Chief Financial Officer, and Director