Form 10QSB
period 2005-09-30
TRANS MAX TECHNOLOGIES INC
filed 2005-11-23
CIK 1074663

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2005

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

(503) 471-1376
(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes [   ] No
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [X] Yes [ ] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 59,445,024 common shares as of September 30, 2005

Transitional Small Business Disclosure Format (check one): Yes [   ] No [X]

PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements

Our unaudited condensed consolidated financial statements included in this Form 10-QSB are as follows:

(a)	Unaudited Condensed Consolidated Balance Sheet as of September 30, 2005.	F-1
(b)	Unaudited Condensed Consolidated Statements of Operations for the three and nine month periods ended September 30, 2005 and 2004;	F-2
(c)	Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2005 and 2004; and	F-3
(d)	Notes to Unaudited Consolidated Financial Statements	F-4

These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-QSB. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended September 30, 2005 are not necessarily indicative of the results that can be expected for the full year.

TRANS MAX TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
SEPTEMBER 30, 2005
(UNAUDITED)

ASSETS

Current Asset:
Cash and cash equivalents	$215

Total Current Asset	215

Receivable from affiliates	301,339
Property and equipment, net	1,506,005

TOTAL ASSETS	$1,807,559

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

LIABILITIES
Current Liabilities:
Accounts payable and accrued expenses	$1,605,758
Notes payable to stockholders	802,746

Total Current Liabilities	2,408,504

Total Liabilities	2,408,504

STOCKHOLDERS' (DEFICIT)
Preferred stock, $.001 Par Value; 10,000,000 shares authorized
no shares issued and outstanding	-
Common stock, $.001 Par Value; 500,000,000 shares authorized
59,445,024 shares issued and outstanding	59,445
Additional paid-in capital	7,499,488
Accumulated deficit	(8,159,878)

Total Stockholders' (Deficit)	(600,945)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$1,807,559

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRANS MAX TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
(UNAUDITED)

	NINE MONTHS ENDED		THREE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2005	2004	2005	2004
OPERATING REVENUES
Sales	$-	$-	$-	$-

COST OF SALES	-	-	-	-

GROSS PROFIT (LOSS)	-	-	-	-

OPERATING EXPENSES
General and administrative expenses	52,404	6,747	13,122	-
Research and development	-	1,255,181	-	140,790
Depreciation and amortization	4,191	2,894	1,397	2,221
Total Operating Expenses	56,595	1,264,822	14,519	143,011

NET (LOSS) BEFORE OTHER (EXPENSES)	(56,595)	(1,264,822)	(14,519)	(143,011)

OTHER (EXPENSES)
Impairment	-	(6,089,420)	-	(5,267,000)
Interest expense	(37,594)	(19,226)	(13,599)	(286)
Total Other Expenses	(37,594)	(6,108,646)	(13,599)	(5,267,286)

NET (LOSS) APPLICABLE TO COMMON SHARES	$(94,189)	$(7,373,468)	$(28,118)	$(5,410,297)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	59,445,024	8,450,111	59,445,024	23,138,210

NET (LOSS) PER COMMON SHARE	$(0.00)	(0.87)	$(0.00)	(0.23)

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRANS MAX TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
(UNAUDITED)
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(94,189)	$(7,373,468)
Adjustments to reconcile net (loss) to net cash
provided by (used in) operating activities

Depreciation	4,191	2,894
Imputed interest expense	37,594	16,179
Common stock issued for services	-	113,851
Impairment	-	6,089,024

Changes in assets and liabilities
Decrease in accounts receivable	-	26,385
Decrease in inventory	-	40,940
Decrease in other current assets	-	23,881
Decrease in other assets	-	163,250
Increase in accounts payable	7,500	1,551,444

Total adjustments	49,285	8,027,848

Net cash provided by (used in) operating activities	(44,904)	654,380

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	-	(1,900,707)
Decrease (Increase) in receivable from affiliates, net	13,000	(284,445)

Net cash provided by (used in) investing activities	13,000	(2,185,152)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable to stockholders	32,050	655,297
Cash contributed by stockholders	-	867,594

Net cash provided by financing activities	32,050	1,522,891

NET INCREASE (DECREASE) IN
CASH AND CASH EQUIVALENTS	146	(7,881)

CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD	69	9,259

CASH AND CASH EQUIVALENTS - END OF PERIOD	$215	$1,378

CASH PAID DURING THE PERIOD FOR:

Cash paid during the period for interest	$-	$19,226

SUPPLEMENTAL DISCLOSURE OF NONCASH
ACTIVITIES:

Common stock issued for services	$-	$113,851
Common stock issued for intangible assets and goodwill	$-	$5,267,000
Imputed interest expense contributed to additional	$37,594	$271,519
paid-in capital

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRANS MAX TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005 AND 2004
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
SEPTEMBER 30, 2005 AND 2004
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

Principles Of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All significant inter-company accounts and transactions have been eliminated.

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

TRANS MAX TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(C0NTINUED)
SEPTEMBER 30, 2005 AND 2004
(UNAUDITED)

NOTE 2-               SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTNUED)

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

Impairment Of Long-Lived Assets

In the event facts and circumstances indicate the carrying value of a long-lived asset, including associated intangibles, may be impaired, an evaluation of recoverability is performed by comparing the estimated future undiscounted cash flows associated with the asset to the asset's carrying amount to determine if a write-down to market value or discounted cash flow is required. Based upon management's evaluation, an impairment write-down of some of the Company's assets was deemed necessary in the amount of $0 and $6,089,420 for the nine months ended September 30, 2005 and 2004 respectively. The impairment was recorded for the investment made for the intangible assets purchased from Bogner Industries that was deemed worthless. The Company accounts for its impairment in accordance with FASB 142, “Goodwill and Other Intangible Assets.”

TRANS MAX TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
SEPTEMBER 30, 2005 AND 2004
(UNAUDITED)

NOTE 2-               SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTNUED)

Fair Value Of Financial Instruments

The Company includes fair value information in the notes to the consolidated financial statements when the fair value of its financial instruments is different from the book value. When the book value approximates fair value, no additional disclosure is made.

Reclassifications

Certain amounts for the nine months ended September 30, 2004 have been reclassified to conform to the presentation of the September 30, 2005 amounts. The reclassifications have no effect on the net income for the nine months ended September 30, 2004.

Loss Per Share

Basic and diluted loss per share is computed on the basis of the weighted average number of shares of common stock outstanding during each period. Common equivalent shares from common stock options and warrants are excluded from the computation, as their effect would dilute the loss per share for all periods presented.

The following is a reconciliation of the computation for basic and diluted EPS for the nine months ended September 30:

	2005	2004
Net (Loss)	$(94,189)	$(7,373,468)

Weighted-average common shares
outstanding (Basic)	59,445,024	8,450,111
Weighted-average common shares
equivalents:
Stock Options	-	-
Warrants	-	-

Weighted-average common shares
outstanding (Diluted)	59,445,024	8,450,111

The Company has no potentially dillutive securities, such as options or warrants, currently issued and outstanding.

TRANS MAX TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
SEPTEMBER 30, 2005 AND 2004
(UNAUDITED)

NOTE 2-               SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTNUED)

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

TRANS MAX TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
SEPTEMBER 30, 2005 AND 2004
(UNAUDITED)

NOTE 3-               LIQUIDITY

For the nine months ended September 30, 2005, the Company had a net loss of ($94,189) and ($7,373,468) for the same period in 2004. For the nine months ended September 30, 2005 and 2004, the Company had $44,904 negative cash flow and $654,380 positive cash flows from operations, respectively. The Company has been dependent on additional capital contributions from shareholders and debt financing to fund its cash requirements.

To assist with funding its operations, the Company's majority stockholders contributed additional paid-in capital of $0 for the nine months ended September 30, 2005 and $867,594 for the nine months ended September 30, 2004. The Company's majority stockholders contributed additional loans of $32,050 and $655,297 during the nine months ended September 30, 2005 and 2004, respectively. During 2005 and beyond the Company will require additional capital. Although the current majority stockholders of the Company have made a verbal commitment, with no guarantee, to continue to fund the research and development and sales and marketing efforts of the Company in 2005 if alternate financing cannot be obtained, there can be no assurance that any new capital would be available to the Company or that adequate funds for the Company's operations, whether from the Company's revenues, financial markets, or other arrangements will be available when needed or on terms satisfactory to the Company. The failure of the Company to obtain adequate additional financing may require the Company to delay, curtail, or scale back some or all of its research and development programs, sales and marketing efforts, and manufacturing operations.

NOTE 4-                PROPERTY AND EQUIPMENT

Property and equipment, at September 30, 2005, consist of the following:
Machinery and equipment	$14,734
Water air machine	1,500,000
Less accumulated depreciation	(8,729)
Property and equipment, net	$1,506,005

Depreciation expense was $4,191 and $2,894 for the nine months ended September 30, 2005 and 2004, respectively. Leasehold improvements of $822,420 were written-off as the building in Ronkonkoma, New York was abandoned. The Company acquired the water air machine for cash of $10,300 and currently owes $1,489,700. There is no formal note agreement on this machine.

TRANS MAX TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
SEPTEMBER 30, 2005 AND 2004
(UNAUDITED)

NOTE 5-                NOTES PAYABLE TO STOCKHOLDERS

Notes payable to stockholders at September 30, 2005 consisted of the following:

Note payable to a stockholder bearing interest at 10% per year with interest payments due quarterly and the principal due on demand. This note is collateralized by inventory. The balance at September 30, 2005 was $40,000.

Note payable to two stockholders and current employees of the Company bearing interest at 10% per year with all interest and principal due June 28, 2004 with the option to renew the note for 30 day interval periods. The note is not collateralized. The balance at September 30, 2005 was $23,400

Note payable to a stockholder and former officer/director of the Company. There is no formal note agreement. The note bears no interest; however, interest is imputed at the prime rate and the outstanding principal balance is due on demand. The note is not collateralized. The balance at September 30, 2005 was $640,270

Note payable to a majority stockholder of the Company. There is no formal note agreement. The note bears no interest; however, interest is imputed at the prime rate and the outstanding principal balance is due on demand. The note is not collateralized. The balance at September 30, 2005 was $99,076.

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

The Company's articles of incorporation also authorize the issuance of up to 10,000,000 shares of preferred stock with characteristics determined by the Company's board of directors. As of September 30, 2005, the Company has not issued any preferred stock.

TRANS MAX TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
SEPTEMBER 30, 2005 AND 2004
(UNAUDITED)

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
SEPTEMBER 30, 2005 AND 2004
(UNAUDITED)

NOTE 6-               STOCKHOLDERS EQUITY (DEFICIT) (Continued)

During the year 2004, the Company issued 42,499 shares of common stock in connections with various employment agreements.

The Company did not issue any shares for the nine months ended September 30, 2005.

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

In November 2003, the Company agreed to provide a $1.5 million line of credit to provide products and services to Axial Vector Engine Corporation (formerly Aero Marine Engine, Inc.), a company owned by the majority stockholders of the Company. Pursuant to the agreement between the Company and Axial Vector Engine Corporation for every $2 paid to the Company by Axial Vector, the Company will extend $1 of credit, up to a maximum of $1.5 million dollars. As of September 30, 2005, the Company has not advanced any money under this agreement.  At September 30, 2005, the Company had a receivable from Axial Vector of $311,339. These advances were made in connection with relocating this affiliated company to Ronkonkoma, New York and funding this affiliated company’s payroll.

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

TRANS MAX TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
SEPTEMBER 30, 2005 AND 2004
(UNAUDITED)

NOTE 8-               PROVISION FOR INCOME TAXES (Continued)

At September 30, 2005, deferred tax assets consist of the following:

Deferred tax asset	$732,989
Less: valuation allowance	(732,989)
$-0-

At September 30, 2005, the Company had an accumulated deficit in the approximate amount of $2,155,800 available to offset future taxable income through 2024. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

NOTE 9-               GOING CONCERN

As shown in the accompanying consolidated financial statements, the Company incurred substantial net losses for the nine months ended September 30, 2005 and for the years ended December 31, 2004 and 2003. There is no guarantee whether the Company will be able to generate enough revenue and/or raise capital to support those operations. This raises substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 10-              BANKRUPTCY

On September 8, 2005, Trans Max Technologies, Inc. filed a voluntary petition for relief under Chapter 11 of the United State Bankruptcy Code in the United States Bankruptcy Court for the District of Nevada, Case No. 05- 19263. The Company will continue to operate their business as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.

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

Bankruptcy

On September 8, 2005, Trans Max Technologies, Inc. filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of Nevada (the "Bankruptcy Court"), Case No. BK-S-05-19263. The Company will continue to operate as a "debtor-in-possession" under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. The Company is currently exploring various options for the acquisition of new technology and operating capital and it hopes to successfully reorganize its affairs and emerge from chapter 11 with the ability to pursue a profitable line of business.

Plan of Operation

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

On August 24, 2004, we entered into a Joint Venture Agreement (“Agreement”) with Adaptive Propulsion Systems, LLC (“Adaptive”). Adaptive is a subsidiary of Tactronics, Inc., a major supplier of equipment to the United States Special Forces Command. Under this Agreement, Adaptive agreed to finance further development of WAM, improve and optimize WAM performance, and develop and incorporate a security system for WAM. Adaptive was to utilize its expertise to modify the WAM; however, we would hold all rights to any patentable technology that emerged. Also under the terms of this Agreement, we granted Adaptive the exclusive right to utilize this technology for the military of all NATO countries. We would have received 20% of the gross revenue from all sales of WAM by Adaptive. Adaptive would have received 5% of the gross revenue from all of our sales to non-military purchasers. This agreement was for a term of 20 years unless revised by joint agreement of the parties. Our management has decided at this time not to proceed forward with this Agreement.

We currently have no business activities. Our plan of operations is to continue our attempts to identify and evaluate businesses and technology opportunities and make arrangements to acquire one that is consistent with our expertise and income needs. At the present time, we have not identified any other businesses or technology opportunities that management believes in consistent with our expertise and income needs.

We can provide no assurance that we will be successful in acquiring other businesses or technology due to our limited working capital. We anticipate that if we are successfully able to identify technology or businesses for acquisition, we will require additional financing in order to enable us to complete the acquisition. However, we can provide no assurance that if we pursue additional financing we will receive any financing.

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

At the present time, we have no employees other than our sole officer and director, Samuel Higgins. We do not anticipate hiring any employees until such time as we are able to acquire any additional financing.

Assets

As of September 30, 2005, our sole asset was cash and cash equivalents in the amount of $215. As of September 30, 2005, we had total assets in the amount of $1,807,559. As of September 30, 2005, we had an accounts receivable from an affiliate in the amount of $301,339 and property and equipment in the amount of $1,506,005.

Liabilities and Stockholders’ Deficit

Our total liabilities as of September 30, 2005 were $2,408,504. On September 30, 2005 our liabilities consisted of accounts payable and accrued expensed in the amount of $1,605,758, and notes payable to stockholders in the amount of $802,746.

As of September 30, 2005, there was a Stockholders’ deficit of $600,945.

Results of Operations

We have not had any business operations since May 2004 and have not generated any revenue since fiscal 2003. As a result, we did not earn any revenue during the three or nine months ended September 30, 2005 or in the same reporting period in the prior year.

We incurred operating expenses in the amount of $14,519 for the three months ended September 30, 2005, compared to operating expenses of $143,011 for the three months ended September 30, 2004. Our operating expenses for the three months ended September 30, 2005 were primarily attributable to general and administrative expenses. The significant decrease in our operating expenses is attributable to discontinued research and development expenses, which, by comparison, for the three months ended September 30, 2004, amounted to $140,790 of the total $143,011 in operating expenses for that quarter.

We incurred operating expenses in the amount of $56,595 for the nine months ended September 30, 2005, compared to operating expenses of $1,264,822 for the nine months ended September 30, 2004. Our operating expenses for the nine months ended September 30, 2005 were primarily attributable to general and administrative expenses. The significant decrease in our operating expenses is attributable to discontinued research and development expenses, which, by comparison, for the nine months ended September 30, 2004, amounted to $1,255,181 of the total $1,246,822 in operating expenses for that period.

We have incurred a net loss of $28,118 for the three month period ended September 30, 2005, compared to $5,410,297 for the three month period ended September 30, 2004. We have incurred a net loss of $94,189 for the nine month period ended September 30, 2005, compared to $7,373,468 for the nine month period ended September 30, 2004. Our losses for the three and nine months ended September 30, 2005 are primarily attributable to general and administrative expenses and interest expenses. Our losses for the three and nine months ended September 30, 2004 was attributable to research and development expenses but more significantly to the impairment of assets. We recorded an impairment of $5,267,000 for the three months ended September 30, 2005 and $6,089,420 for the nine months ended September 30, 2005 for the intangible assets purchased from Bognar Industries that were deemed worthless.

Liquidity and Capital Resources

As of September 30, 2005, we have cash in the amount of $215. We had a working capital deficit of $2,408,289 on September 30, 2005. As a result, we have insufficient capital to implement our plan of operation.

We have not attained profitable operations and are dependent upon obtaining financing to complete our business plan over the next 12 months. Shareholders contributed $32,050 during the nine months ended September 30, 2005. During 2005 and beyond, however, we will require additional capital. We can provide no assurance that we will receive any additional financing. For these reasons, our auditors have stated in their report that they have substantial doubt about our ability to continue as a going concern.

Going Concern

As shown in the accompanying condensed consolidated financial statements, the Company incurred substantial net losses for the nine months ended September 30, 2005 and for the years ended December 31, 2004 and 2003. There is no guarantee whether the Company will be able to generate enough revenue and/or raise capital to support those operations. This raises substantial doubt about the Company’s ability to continue as a going concern.

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

Off Balance Sheet Arrangements

As of September 30, 2005, there were no off balance sheet arrangements.

Item 3.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2005. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Samuel Higgins. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2005, our disclosure controls and procedures are effective. There have been no significant changes in our internal controls over financial reporting during the quarter ended September 30, 2005 that have materially affected or are reasonably likely to materially affect such controls.

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

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

Except as provided below, there have been no material developments in the ongoing legal proceedings previously reported in which we are a party. A complete discussion of our ongoing legal proceedings is discussed in our report for the period ended June 30, 2005.

Simply Lite v. Trans Max Technologies, Inc., and its subsidiary, Bogner Industries, Inc. in the Circuit Court of Cook County, Illinois.

The matter was set for hearing on Default Judgment against us prior to our filing for protection under the US Bankruptcy Code in early September 2005. The action of Simply Lite was then stayed.

Richard Powers, et. al v. Trans Max Technologies, Inc., et. al, in the Supreme Court State of New York, County of Suffolk, Riverhead

This action was filed by three former alleged employees seeking unpaid wages and future wages. This matter was pending prior to our filing for protection under the US Bankruptcy Code in early September 2005, and the matter was then stayed as to us.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended September 30, 2005.

Item 5.     Other Information

None

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

Trans Max Technologies, Inc.

Date:	November 22, 2005

By:/s/ Samuel Higgins Samuel Higgins Title: Chief Executive Officer, Chief Financial Officer, and Director