Form 10KSB
period 2005-12-31
TRANS MAX TECHNOLOGIES INC
filed 2006-04-17
CIK 1074663

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
For the transition period from _________ to ________
Commission file number 000-31631
Trans Max Technologies, Inc.
(Name of small business issuer in its charter)
Nevada	42-1599830
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
One World Trade Center 121 S.W. Salmon Street, Suite 1100 Portland, Oregon	97204
(Address of principal executive offices)	(Zip Code)
Issuer’s telephone number:(503) 471-1348
Securities registered under Section 12(b) of the Exchange Act:
Title of each class	Name of each exchange on which registered
None	Not Applicable
Securities registered under Section 12(g) of the Exchange Act:
Common Stock, par value $0.001
(Title of class)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [  ]

State issuer’s revenue for its most recent fiscal year. $0

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity, as of a specified date within the past 60 days.
$ 323,749 as of March 31, 2006

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. 59,445,024 Common Shares as of March 29, 2006

Transitional Small Business Disclosure Format (Check One): Yes [  ] No [ X ]

PART I

Item 1. Description of Business

Company Overview

We were originally incorporated in 1993 in the state of Texas under the name Perma-Tune Electronics, Inc. ("Perma-Tune"). On July 21, 2003, Perma-Tune performed a reverse merger with Trans Max Technologies, Inc. ("Trans Max"), a Nevada corporation, which is publicly traded on the OTC Bulletin Board under the symbol TMAX. As a result of this acquisition, control was shifted to the former shareholders of Trans Max and this transaction was treated as a recapitalization. As part of this recapitalization, we changed our name to Trans Max Technologies, Inc.

Business Development

From July 2003 until May 2004, we primarily designed and manufactured high-energy electronic ignition systems for street vehicles, race cars, boats, scientific and industrial applications, space and aviation applications, as well as clean-burning fuel applications.

Through a group of holding companies, Samuel J. Higgins acquired a controlling interest in our company on May 25, 2004. Currently, Mr. Higgins’ ownership stake is consolidated under the dba Groupo Aquinas, S.A. (“Groupo Aquinas”), which holds the majority (approximately 66%) of our issued and outstanding shares. Upon assuming control, Mr. Higgins discovered that our operations were, as a whole, unprofitable and unpromising. We discontinued our ignition product operations in the late summer of 2004 and began to shift our business to other opportunities in the area of new and developing technology.

In August of 2004, we acquired the intellectual property rights to an invention known as the Water Air Machine. Invented by a Russian concern known as Victor Vartovy & Company (“VVC”), the Water Air Machine was designed to produce drinkable water from moisture in the air at low cost. Due largely to VVC’s inability to assist in furthering the development of the WAM, we have been unable to produce a commercially viable product and, at this time, have no plans to further pursue development of that technology.

Financial Difficulties

Shortly after Mr. Higgins assumed control, we discovered that our finances had been badly drained by an oppressive series of agreements with WJL Realty Associates for the lease and eventual purchase of a building. We had poured approximately $1.1 million into improving the building but did not have the financial wherewithal to finish the improvements or to consummate the purchase of the building. In addition, we were party to a previously undisclosed agreement to purchase all of the stock of Bogner Industries, Inc. (“Bogner”). Rather than breach the newly-discovered purchase agreement, we went forward and acquired Bogner. Investigation into the Bogner matter eventually revealed that, with the apparent cooperation of some Bogner personnel, our former management may have engaged in financial improprieties which further drained our funds. Investigation in this matter is continuing and we have reserved the right to pursue litigation against those involved.

The Bogner entity was and is wholly unprofitable and has been the target of a number of lawsuits. Our association with Bogner by way of the acquisition has, unfortunately, caused us to be inappropriately added as a defendant to certain actions against Bogner by plaintiffs searching for a more viable source of recovery. Faced with mounting pressure from a large lawsuit brought (initially) against the Bogner subsidiary and wishing to avoid a total loss for our legitimate creditors, we filed for chapter 11 protection.

Bankruptcy Proceedings

Overview

On September 8, 2005, we filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of Nevada (the "Bankruptcy Court"), Case No. BK-S-05-19263. We operate as a "debtor-in-possession" under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.

We discontinued previous business operations in connection with filing the Chapter 11 bankruptcy petition. We currently have forecasted an expenditure of approximately $25,000 for retainer held by legal counsel and approximately $17,000 of administrative expenses including an accountant and special securities counsel.

Plan of Reorganization

Proofs of claim from creditors were due on January 10, 2006. On January 25, 2006, we filed a Disclosure Statement in Support of Plan of Reorganization (the “Disclosure Statement”) and a Plan of Reorganization (the "Plan") with the Bankruptcy Court, which was later amended on February 28, 2006 and again on March 22, 2006. At a hearing held on March 22, 2006, the Bankruptcy Court confirmed the Disclosure Statement and gave approval to circulate the document along with the Plan to solicit acceptance from creditors. The Disclosure Statement and ballots for creditors to approve or deny the Plan were delivered on March 28, 2006. Objections to the Plan are due by April 19, 2006, along with the ballots. Our responses to any objections are due by April 24, 2006. The Bankruptcy Court set a hearing for April 26, 2006 at 9:30 a.m. PST to determine whether enough votes have been submitted by creditors to confirm the Plan, or whether the Bankruptcy Court will force the Plan on creditors, which is known as a “cramdown.”

At any time up to ten (10) days following the Bankruptcy Court’s approval of the Disclosure Statement on March 22, 2006, any party in interest may file an alternative plan of reorganization and a supporting disclosure statement with the intent of proposing such alternative plan for confirmation in lieu of our proposed Plan. In the event that any such competing alternative plan and supporting disclosure statement is timely filed, the proponent(s) of such plan must obtain Bankruptcy Court approval of a disclosure statement relating to its plan within forty (40) days of the filing of such plan and disclosure statement. All alternative plans for which disclosure statements have been so approved, if any, together with our Plan, will be circulated to creditors for voting concurrently and will be presented concurrently by their respective proponents for confirmation at a joint confirmation hearing to be held on such date and time as may be designated by the Bankruptcy Court.

Set forth below are material portions of the Disclosure Statement as approved by the Bankruptcy Court on March 22, 2006. We have filed the proposed Plan as an exhibit to this Annual Report.

1.	New Technology Assets To Be Contributed - The VTOL Personal Aircraft

Under our Proposed Chapter 11 Plan, our existing shareholder interests will be extinguished and new common stock will be authorized and issued. Our President and current majority shareholder, Samuel J. Higgins, will contribute new value in our reorganized company and share in our new common stock with our creditors. In exchange for a controlling interest in our reorganized company, Mr. Higgins will assign us all of his rights under the Patent Purchase Agreement (the “Purchase Agreement”) between Mr. Higgins and Karl F. Milde, Jr. dated December 23, 2005, together with all of Mr. Higgins’, right, title, and interest in all patents, patent applications, trademarks, and other rights in and to the invention known as the “VTOL Personal Aircraft” acquired by him under the terms of such Agreement. A copy of the Purchase Agreement is filed as an exhibit to this Annual Report. Under the terms of the Purchase Agreement, Mr. Higgins paid a cash purchase price of $50,000. Although this price offers the most recent indication of the market value of the intellectual property acquired under the Purchase Agreement, we believe it has the potential to become far more valuable for the reasons described below. In addition to his contribution of intellectual property, Mr. Higgins shall make a cash contribution in our reorganized company in the amount of $50,000.

Under the Purchase Agreement, Mr. Higgins has acquired the two U.S. patents and the two pending patent applications which pertain to the “Vertical Take-Off and Landing Personal Aircraft” or “VTOL Personal Aircraft” for short. The VTOL Personal Aircraft has been developed by Karl Milde, a New York patent attorney with a longtime interest in flying inventions. The design patented by Mr. Milde represents a type of “personal flying aircraft” which we believe is safer, more efficient, and more effective than competing designs.

Mr. Milde believes that his patented design has overcome many of the problems which have hampered the “personal flying aircraft” concept to date. Any such vehicle, however, would require a lightweight, high-torque engine. Mr. Higgins is also the majority shareholder and Secretary / Treasurer of Axial Vector Engine Corp. (“AXVC”), a publicly-held company which has developed an extremely lightweight, high torque, high-efficiency engine (the “Axial Vector Engine”) for use in vehicles, for electricity generation, and for other uses. Following our reorganization, AXVC proposes to license its engine technology to us for use in the VTOL Personal Aircraft. Mr. Milde’s superior designs, when powered by the Axial Vector Engine, should allow us to develop a commercially viable product. Upon our reorganization, we will work to develop and commercially exploit the VTOL Personal Aircraft with the ultimate goal of profitably licensing the technology for manufacture.

2.	New Stock To Be Issued

In exchange for his contribution of the VTOL Personal Aircraft patents and related intellectual property, as well as his proposed cash contribution to us, Mr. Higgins is expected to receive 90% of the stock to be issued in our reorganized company. Mr. Higgins’ offer to contribute new value on the terms set forth in the Plan represents a binding offer to us and, upon its confirmation by the Bankruptcy Court and the passage of the Effective Date (as defined in the plan), the Plan shall represent a binding and enforceable contract between Mr. Higgins and us.

The remaining 10% of our stock to be issued by us will be shared pro-rata by our general unsecured creditors, as set forth below.

3.	About AXVC and the Axial Vector Engine

From a review of their public filings, AXVC owns, develops and commercializes proprietary intellectual property surrounding a unique and revolutionary multi-fuel internal combustion engine. AXVC believes that the engine fills much sought after solutions for greater energy efficiency, versatility and environmental sensitivity. According to AXVC, the engine will produce 3 to 6 times more horsepower per pound of engine weight and a torque band of 3.2 ft-lb per HP which is 2 to 4 times greater on 30% to 40% less fuel (0.26 lb of fuel per HP per hour) (the estimated savings of 0.10 lb per HP-HR in a 200 HP engine running 48 Hr/week represents 7,030 gallons of fuel per year) with 50% to 75% less emissions than conventional engines of similar size.

Although Mr. Higgins is the majority shareholder of both our company and AXVC, the two companies do not currently conduct business with one another. However, we intend to pursue a license agreement with AXVC, in the manner set forth below.

4.	The Proposed License Agreement with AXVC

Following confirmation of the Plan, we propose to enter into a License and Joint Venture Agreement with AXVC substantially in the form filed as an exhibit to this Annual Report. Under the proposed agreement, AXVC will grant us an exclusive license for use of its engine technology in the VTOL Personal Aircraft in exchange for the right to receive 25% of the net revenue generated by Trans Max’s sales of VTOL Personal Aircraft which utilize the Axial Vector Engine. Under the License Agreement, it is contemplated that VTOL Personal Aircraft using the Axial Vector Engine will ultimately be manufactured and produced by a joint venture partner in the United Arab Emirates for use in that country and others as appropriate guidelines and regulations are met.

5.	Business Plan and Competitive Environment

Our business plan assume that the VTOL Personal Aircraft using the Axial Vector Engine will be manufactured and produced by a joint venture partner in the United Arab Emirates (“UAE”) under a profit-sharing arrangement whereby the manufacturer will primarily supply the costs of development and production in exchange for a percentage of sales revenue. We therefore do not anticipate taking on substantial debt post-confirmation of the Plan. We may, as the need arises, seek to raise additional equity capital. Our current plan for bringing the VTOL Personal Aircraft to production, however, does not depend on very large infusions of debt or equity investment.

We intend to manufacture the aircraft initially for use in the UAE, with sales expanding to other countries as appropriate guidelines and regulations are developed and met. Boasting one of the world’s highest per-capita incomes, the UAE is a premier tourist destination with world class shopping, hotels, and resorts. The UAE has recently authorized the development of a commercial spaceport, with UAE airspace to be used for the launch of private sub-orbital spaceflights to be operated as a tourist attraction. We believe that the UAE offers the perfect environment to develop, test, and to begin to market the VTOL Personal Aircraft. The initial market segments for the product will include wealthy individuals and private charter and rental services in the UAE and other locations in the Arabian Gulf. We then intend to expand our product reach to a number of government segments, including military surveillance, search and rescue, and border patrol and interdiction. The VTOL Personal Aircraft has the potential to combine the flight performance of an airplane with the vertical-take-off-and-landing capabilities of a helicopter. We believe that, in the long term, VTOL aircraft products may replace small private airplanes and helicopters.

As we enter the VTOL aircraft market, our initial primary competitor will be Moller International (website: www.moller.com). The Moller company has developed a prototype VTOL product dubbed the “Skycar.” Although the Moller company has made progress in development of the VTOL product concept, we believe that the Moller Skycar models developed to date have been hindered by inferior powerplants. We expect the Axial Vector Engine to provide the lightweight, high-torque power source needed to bring the VTOL aircraft concept to full production.

We face significant risks and uncertainties in executing our post-confirmation business plan. As with any new and developing technology, there is a risk that unforeseen technical hurdles will delay the creation of a working prototype and/or significantly increase production costs. In addition, there is a risk that the VTOL Personal Aircraft will not be commercially viable on a wide scale. The product may face a limited market due to high cost and/or regulatory barriers in the United States and similar large industrialized nations. There are a number of other risk factors detailed in a separate subsection below.

6.	Classification and Treatment of Claims

A summary of the classifications and treatments featured in the Plan is as follows:

Administrative Claims. All claims of a kind specified under Section 507(a)(l) of the Bankruptcy Code. Unless otherwise agreed by the holder of an Administrative Claim (in which event such other agreement shall govern), each holder of an Allowed Administrative Claim shall receive (a) on the applicable Claim Payment Date, Cash in an amount equal to such Allowed Administrative Claim or (b) at the option of the particular Reorganized Debtor, payment in accordance with the ordinary business terms which have prevailed between such Debtor and the holder of such Allowed Administrative Claim;

provided that any Allowed Administrative Claim against a Debtor which is contingent or unliquidated shall be assumed by such Reorganized Debtor and satisfied in full when it becomes noncontingent and liquidated.

Priority Tax Claims. All claims, if any, of a kind specified under Section 507(a)(8) of the Bankruptcy Code. Unless otherwise agreed by the holder of an Allowed Priority Tax Claim (in which event such other agreement shall govern), each holder of any Allowed Priority Tax Claim shall receive on the applicable Claim Payment Date, Cash equal to the amount of such Allowed Priority Tax Claim.

Late Filed Claims. All claims, if any, filed after the Bar Date. Late filed claims shall receive no distribution under the Plan.

Class 1 Claims — Priority Claims. Class 1 Claims shall consist of all Priority Claims. Each Allowed Claim in Class 1 shall be paid in full in Cash on the applicable Claim Payment Date. Class 1 Claims are unimpaired and will not vote on the Plan.

Class 2 Claims — Secured Claims. Class 2 shall consist of all Secured Claims. The legal, equitable and contractual rights to which each holder of an Allowed Claim in Class 2 is entitled shall be left unaltered or, at the option of the Reorganized Debtor, shall be left unimpaired in the manner described in section 1124(2) of the Bankruptcy Code. Class 2 Claims are unimpaired and will not vote on the Plan.

Class 3 Claims — General Unsecured Claims. Class 3 shall consist of all General Unsecured Claims which are not Class 4 Claims. A holder of any Allowed Class 3 Claim shall receive its Pro-rata Share of 1,000,000 shares of the New Stock on the applicable Claim Payment Date. The Pro-rata Share of the New Stock allocable to each Allowed Class 3 Claim shall be determined by considering the total amounts of the Allowed Class 3 Claims and the Allowed Class 4 Claims together. Class 3 claims are impaired and Allowed Class 3 Claims will vote on acceptance or rejection of the Plan.

Class 4 Claims — Disputed Litigation Claims. Class 4 shall consist of all Claims which are Disputed Claims as of the Confirmation Date. A holder of any Allowed Class 4 Claim shall receive its Pro-rata Share of 1,000,000 shares of the New Stock on the applicable Claim Payment Date. The Pro-rata Share of the New Stock allocable to each Allowed Class 4 Claim shall be determined by considering the total amounts of the Allowed Class 3 Claims and the Allowed Class 4 Claims together. Class 4 claims are impaired and Allowed Class 4 Claims will vote on acceptance or rejection of the Plan.

Class 5— Interests. Class 5 consists of all Interests in the Debtor. All currently existing Interests in the Debtor shall be extinguished. Class 5 Interests are impaired under the Plan. The holders of Class 5 Interests, however, shall receive no property on account of such interests. Accordingly, such holders are deemed to have rejected the Plan pursuant to Section 1126(g) of the Bankruptcy Code and will not vote on the Plan.

No Claim shall entitle the holder thereof to a distribution of cash or securities or to other consideration pursuant to this Plan unless, and only to the extent that, such Claim is an Allowed Claim. Except as hereinafter specially provided, all distributions of cash or securities on account of Allowed Claims shall be made on the applicable Claim Payment Date or as soon as practicable thereafter.

7.	Summary of Claims

The following table represents a summary of the claims currently filed against us:

Administrative Claims
McDonald Carano Wilson LLP	$5,000 ($30,000 less $25,000 retainer)
Cane Clark LLP	$7,000
Ed Culp, CPA	$5,000
Approximate Total:	$17,000
Priority Tax Claims
State of New York, Dept. of Labor	$303.11
New York State Dept. of Taxation	$3,800.00
Approximate Total:	$4,103.11
Class 1- Priority Claims
None. (does not include otherwise valid claims improperly filed as priority claims)

Class 2- Secured Claims
None.
Class 3-General Unsecured Claims
Approximate Total (approximately fifteen creditors):	$875,000
Class 4 - Disputed Litigation Claims
Raymond Wedel, Jr.	$9,220,482.24
Simply Lite Foods, Inc.	$1,000,000.00
Approximate Total (subject to dispute and adjudication):	$10,335,61707
Class 5 - Interests (No distribution)

8.	Means of Effectuating the Plan

On the applicable Claim Payment Dates, each holder of an Allowed Class 3 Claim or an Allowed Class 4 Claim shall be issued its Pro Rata Share of 1,000,000 shares of the New Stock. In calculating the number of shares of New Stock to be issued to each such claimant, the Pro Rata Share figures for each Allowed Class 3 and Allowed Class 4 Claim shall be rounded to the nearest whole number and fractional shares shall not be issued. We shall also, on the applicable Claim Payment Dates, pay each Allowed Administrative Claim, Allowed Priority Tax Claim, and Allowed Priority Claim. On the Effective Date of the Plan, our Existing Ownership Interests shall be cancelled and rendered null and void.

Our Articles of Incorporation shall be amended and restated. The precise form of such documents as amended and restated shall be determined by the recipients of the New Stock at an initial shareholder's meeting to be held within sixty (60) days of the Effective Date. The amended and restated Articles of Incorporation shall contain a provision prohibiting the issuance of nonvoting equity securities. At an initial shareholder's meeting to be held within sixty (60) days of the Effective Date, the recipients of the New Stock shall elect a new Board of Directors in accord with the terms of the amended and restated Articles of Incorporation to be adopted at such meeting. For the period immediately following confirmation of the Plan, Mr. Higgins proposes that he will serve as our sole officer and director. Mr. Higgins does not propose to draw any salary or compensation from us until such time as we have achieved a positive net cash flow.

On the Effective Date, we shall be discharged from any and all Claims against and Interests in us, to the fullest extent provided in sections 524 and 1141 of the Bankruptcy Code.

9.	Cash Requirements and Administrative Expenses

Our bankruptcy counsel, McDonald Carano Wilson (“MCW”) is holding a retainer in the amount of $25,000. MCW does not expect that its fees and costs as of the Confirmation Date will significantly exceed the amount of the retainer. Relatively small fee applications are also expected from our special securities counsel and accountant. As estimated above, total administrative expenses after application of the MCW retainer are expected to be approximately $17,000. The $50,000 in additional cash to be contributed by Mr. Higgins will thus be more than sufficient to satisfy the claims of these professionals and should leave a substantial balance on hand for us.

10.	Liquidation Analysis

In a hypothetical liquidation, we do not believe that there would be any funds available for distribution to creditors. We currently have almost no cash. We do own some rights to certain types of technology (primarily the WAM technology described above) and other intangible assets but these assets are essentially without value. In the event of a liquidation under chapter 7 of the bankruptcy code, we believe that the trustee would report no assets for the estate and simply close the case.

11.	Management Employment and Compensation

It is expected that, upon confirmation of the Plan and re-funding through his contribution of new value, Mr. Higgins will be re-appointed as our President.

No other insiders of the company are proposed to serve as officers or directors after confirmation. Mr. Higgins will receive no compensation from us until such time as its operations have become cash-flow positive. For the period immediately following confirmation of the Plan, Mr. Higgins proposes that he will serve as our sole officer and director. Until such time as we becomes cash-flow positive, Mr. Higgins will continue to bear the expense of maintaining our quarterly and annual reporting obligations to the Securities and Exchange Commission.

Mr. Higgins is currently a director and the Secretary/ Treasurer of AXVC. Mr. Higgins has also recently acquired a majority position in Magellan Filmed Entertainment, Inc. (“Magellan”). AXVC and Magellan are fully reporting companies. Additionally, Mr. Higgins has substantial international business experience, serving as Senior Managing Director of International Equity Partners since 1996. International Equity Partners is a private equity firm with offices in Mexico, India, and the United Arab Emirates. Mr. Higgins has business contacts worldwide and is currently exploring possible joint venture partnerships for manufacture of the VTOL Personal Aircraft which utilizes the Axial Vector Engine.

12.	Insider Claims

No insider claims have been filed against us.

13.	Securities Exempt from Registration

Pursuant to the provisions of Section 1145(a)(1) of the United States Bankruptcy Code, the distribution of new stock to holders of Allowed Class 3 and Class 4 Claims as called for under the Plan will be exempt from the registration requirements of the Securities Act of 1933 (15 U.S.C. §77a et seq.) and from the registration requirements of any applicable state or local laws requiring the registration of securities. In addition, the distribution of new stock to Mr. Higgins as called for under the Plan shall be exempt from the registration requirements of the Securities Act under §4(2) of the Act as a private placement, or a “transaction by an issuer not involving any public offering.” 15 U.S.C. §77d(2). Investors are encouraged to consult your own legal and financial advisors for further information.

14.	Limited Exculpation of Certain Officers and Professionals

The Plan provides limited exculpation from liability to our officers, directors, and professionals for their efforts relating to the proposal and consummation of the Plan.

15.	Stock Issued for Debt; Advantages, Risks, and Alternatives to the Plan Proposed

As discussed above, the allowed unsecured claims in Class 3 and Class 4 will receive a pro rata distribution of our new common stock. Pursuant to 11 U.S.C. §1145(a)(1), such stock is exempt from state and federal securities laws. Investors are strongly cautioned to consult their own tax, financial, and legal advisors regarding the provisions contained in the Plan. Our Plan centers on the acquisition of new and unproven technology and clearly involves significant risk. Upon confirmation, however, we will be a solvent company and will be the sole owner of a promising and exciting technology which we believe will have significant potential for attracting additional investments and, eventually, profitable licensing arrangements.

Furthermore we intend to remain in good standing with the SEC and our new shares will continue to trade publicly on the OTCBB. Creditors receiving the new stock will therefore have the option of holding their positions or liquidating them on the public market. The alternative to the Plan, as discussed above, would be a chapter 7 liquidation which would provide no value to creditors. We believe that our Plan is clearly superior to the alternative and hope that creditors will vote in favor of it.

16.	Voting

Typically, a class of claims is deemed to have accepted a plan of reorganization if at least 2/3 in amount and more than ½ in number of the claims in the class have voted to accept the plan. A class of interests is deemed to have accepted a plan of reorganization if at least ½ of the interests have voted to accept the plan. A class that is not impaired under a plan, however, is conclusively presumed to have accepted the plan. On the other hand, a class that will not receive or retain any property under a plan is deemed to have not accepted the plan. With regard to any class which is impaired under the Plan and does note vote to accept the Plan, we will be seeking involuntary confirmation (i.e.: “cramdown”) under the terms of 11 U.S.C. § 1129(b).

Risk Factors

Because We Are in Chapter 11 Reorganization and Have a History of Losses, It is Uncertain Whether We Will Emerge From Bankruptcy Or Achieve a Viable Operation.

We sought protection under Chapter 11 of the Bankruptcy Code in September of 2005 and have not emerged since. We reported a net loss of $1,619,727 for the year ended December 31, 2005 and a net loss of $7,403,341 for the year ended December 31, 2004. We expect to continue sustaining losses for years to come. We have no revenues to date. At this point, we are not able to ascertain whether we will emerge from bankruptcy, and if we do, whether we will be able to effectively implement any approved bankruptcy plan of reorganization to survive. We cannot predict if or when we will attain profitability or achieve significant improvement in our operating performance.

Because Our Flying Personal Aircraft Only Exists as a Patented Unproven Technology, the Development of This Technology May Never Occur to Ever Realize a Successful Licensing Opportunity.

We only have a patent to develop a personal flying aircraft that exists as an unproven technology. There is no current market anywhere for a flying personal aircraft. Our business plan is to develop our patent into a working technology that we are able license to others. In order to develop our personal flying aircraft, we must first incorporate other technologies into our own, including the AXVC engine, which may not work. Our patented theory is just a theory and may never result in the development of a marketable product. We may encounter a number of obstacles in fashioning a finished technology that would prevent us from licensing the rights to our flying personal aircraft to prospective buyers.

If We Are Unable To Obtain Additional Financing, Our Business May Fail.

We will have to raise capital to develop our personal flying aircraft with no assurance as to when or at what level revenues will commence. Should we be unsuccessful in raising the needed capital, we may never develop into a viable business enterprise.

At this time, we have no specific arrangements with any underwriters for the placement of our shares, nor any binding commitments from any person to invest in our company.

Because Our Management Has No Experience in Developing a Personal Flying Aircraft Technology and Finding Qualified Personnel Is Difficult, We May Face Roadblocks in Developing Our Patent into A Viable Product.

Our management has no experience in developing aircraft technology. Accordingly, our success will depend in large part on our ability to recruit or to contract with individuals with specialized skills and knowledge relating to aircraft technology and marketing without adversely impacting our limited financial resources. There is no assurance that we will be successful in retaining such individuals. Consequently, our ability to develop a viable product may never occur.

Because Our Personal Flying Aircraft Is Inherently Dangerous, the Impact of Potential Product Liability Claims Could Ruin Our Business

We may expend an inordinate amount of our resources in litigating product liability claims. Historically, designers and manufacturers of aircraft have been held by the courts to be liable for injuries suffered by crewmembers, passengers, and others where some design deficiency or manufacturing defect was found to have contributed to the injury. Although we intend to take all reasonable precautions in the design of our personal flying aircraft to ensure that they can be operated safely and without undue risk to life, health, or property, and we intend to purchase insurance when we are financial capable to protect against potential product liability claims, it is nevertheless possible that our operations could be adversely affected by the costs and disruptions of answering such claims.

Item 2. Description of Property

Currently, we do not own any real estate. We are leasing our executive offices located at One World Trade Center, 121 S.W. Salmon Street, Suite 1100, Portland, Oregon 97204.

Item 3. Legal Proceedings

We are currently a party to three (3) lawsuits:

(1)
Simply Light Foods Corp. v. Bogner Industries, et al., Case No. 04-22114 (Suffolk County, NY). This a suit brought against the Bogner subsidiary for alleged breach of warranty in Bogner’s supply of certain products to the plaintiff. We were eventually added to the suit under the specious rationale that, when it acquired Bogner, Trans Max somehow became responsible for all of Bogner’s debts. In addition to running counter to basic corporate law, this argument is not borne out by the purchase agreement. Simply Lite has filed a claim (No. 7) for $1,000,000. This claim has been disallowed by order of the Bankruptcy Court.

(2)
Powers, Wedel, and Cohen v. Trans Max Technologies, Case No. 05-10880 (Suffolk County, NY). This is a suit brought by our former employees for claimed unpaid wages and other items. Of the three plaintiffs, only Mr. Wedel has filed a claim (No. 2), albeit for a fantastic $9.2 million. This claim has been disallowed by order of the Bankruptcy Court.

(3)
CDW Corp. v. Trans Max Technologies, Inc., Case No. 04m1-188521 (Cook County, IL). This is a suit for the purchase price of some computer equipment apparently purchased by the Bogner subsidiary. CDW has not filed a proof of claim.

The claims of these plaintiffs and others not significant to mention have all been disallowed in the pending bankruptcy action.

Item 4. Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended December 31, 2005.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Market Information

Our common stock is currently quoted on the OTC Bulletin Board (“OTCBB”), which is sponsored by the NASD. The OTCBB is a network of security dealers who buy and sell stock. The dealers are connected by a computer network that provides information on current "bids" and "asks", as well as volume information. Our shares are quoted on the OTCBB under the symbol “TMAX.OB.”

The following table sets forth the range of high and low bid quotations for our common stock for each of the periods indicated as reported by the OTCBB. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Fiscal Year Ending December 31, 2005
Quarter Ended	High $	Low $
March 31, 2005	0.31	0.10
June 30, 2005	0.11	0.02
September 30, 2005	0.12	0.005
December 31, 2005	0.02	0.01

Fiscal Year Ended December 31, 2004
Quarter Ended	High $	Low $
March 31, 2004	3.65	0.27
June 30, 2004	0.42	0.19
September 30, 2004	2.06	0.01
December 31, 2004	1.75	0.30

Holders of Our Common Stock

As of March 29, 2006, we had approximately 118 holders of record of our common stock and several other stockholders hold shares in street name.

Dividends

There are no restrictions in our articles of incorporation or bylaws that restrict us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

1.	We would not be able to pay our debts as they become due in the usual course of business; or

2.
Our total assets would be less than the sum of our total liabilities, plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

Recent Sales of Unregistered Securities

There have been no issuances of securities during the reporting period which were not previously included in a Quarterly Report on Form 10-QSB or Current Report on Form 8-K.

Securities Authorized for Issuance Under Equity Compensation Plans

We have no securities authorized for issuance under an Equity Compensation Plan.

Item 6. Plan of Operation

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

Overview

We discontinued previous business operations in connection with filing the Chapter 11 bankruptcy petition. We have currently forecasted an expenditure of approximately $25,000 for retainer held by legal counsel and approximately $17,000 of administrative expenses including an accountant and special securities counsel for the term of the bankruptcy. Pursuant to the Plan, Samuel J. Higgins, our Chief Executive Officer, Chief Financial Officer, and current majority shareholder, has agreed to contribute $50,000 in cash to pay for professional fees and expenses.

Plan of Operation

We currently have no business activities. Upon approval of the Plan submitted to the Bankruptcy Court in January 2006, the existing shareholder interests will be extinguished and new common stock will be authorized and issued as set forth under the Plan. Following confirmation of the Plan, we propose to enter into a License and Joint Venture Agreement with AXVC to obtain use of the Axial Vector Engine technology in the VTOL Personal Aircraft. The VTOL Personal Aircraft is a patented designed flying vehicle developed by Karl Milde, a New York Patent Attorney, and represents a safer, more efficient, and more effective type of personal flying vehicle than competing designs. We believe Mr. Milde’s designs have overcome problems which have hampered this technology to date.

Through the License and Joint Venture Agreement with AXVC for the use of its Axial Vector Engine technology, we plan to combine the exceptional lightweight, high-torque, high-efficiency engine to aid and further develop the VTOL Personal Aircraft. With these enabling technologies, we hope to position the company at the forefront of an exciting industry and will be able to develop a viable technology for commercial licensure and manufacture.

We anticipate research and development costs to increase as we develop the VTOL Personal Aircraft. At the present time, we do not have the funds necessary to implement our business plan. Although we plan to additional raise funds through equity financing, we can provide no assurance that when we pursue additional financing we will receive any financing.

We do not anticipate purchasing any real property or significant equipment in the next twelve months. At the present time, we have no employees other than our sole officer and director, Samuel J. Higgins. We do not anticipate hiring any employees until such time as we are able to acquire any additional financing.

Results of Operations

For the year ended December 31, 2005, we had no operating revenue, nor did we have operating revenue for the year ended December 31, 2004. At the present time, we are in Chapter 11 bankruptcy proceedings and have no ability to generate revenue until we are able to successfully emerge from bankruptcy under a viable plan of business.

We incurred operating expenses in the amount of $68,533 for the year ended December 31, 2005, compared to operating expenses in the amount of $1,275,887 for the year ended December 31, 2004. Our expenses for the year ended December 31, 2005 consisted of general and administrative costs of $63,623 and depreciation and amortization of $4,910. Our expenses for the year ended December 31, 2004 consisted of research and development costs of $57,612, general and administrative costs of $1,214,416 and depreciation and amortization of $3,859. The decrease in expenses from fiscal 2004 to fiscal 2005 is primarily attributable to a reduction in general and administrative expenses and no research and development costs.

Our net loss for the year ended December 31, 2005 was $1,619,727, compared to a net loss of $7,403,341 in the prior year.

Assets

As of December 31, 2004, we had current assets of $69 and total assets in the amount of $1,824,604. As of December 31, 2005, our current assets consisted of cash of $350, accounts receivable from affiliates of $301,339, and property and equipment of $5,286 for total assets in the amount of $306,975.

Liabilities and Stockholders Deficit

Our total liabilities as of December 31, 2004 were $2,368,954. Our liabilities consisted of accounts payable and accrued expenses in the amount of $108,557, notes payable due on demand in the amount of $1,489,700 and notes payable to stockholders in the amount of $770,697.

Our total liabilities as of December 31, 2005 were $2,418,608. Our liabilities consisted of accounts payable and accrued expenses in the amount of $126,162, notes payable due on demand in the amount of $1,489,700 and notes payable to stockholders in the amount of $802,746.

Liquidity and Capital Resources

As of December 31, 2005, we had current assets of $350. Our total current liabilities as of December 31, 2005 were $2,418,608. As a result, on December 31, 2005, we had a working capital deficit of $2,418,258.

To assist with funding our operations, our majority stockholders contributed additional paid-in capital of $1,250 and $570,520, respectively for the years ended December 31, 2005 and 2004. Our majority stockholders contributed additional loans of $32,050 and $928,816 during the years ended December 31, 2005 and 2004, respectively. During 2006 and beyond we will require additional capital. We are presently in bankruptcy and are awaiting confirmation of the Proposed Chapter 11 Plan to pursue objectives detailed in this Annual Report. Under the Plan, our existing shareholder interests will be extinguished and new common stock will be authorized and issued. Our President and current majority shareholder, Samuel J. Higgins, will contribute new value in our reorganized company and share in our new common stock with our creditors. In exchange for a controlling interest in our reorganized company, Mr. Higgins will, among other things, make a cash contribution in our reorganized company in the amount of $50,000.

Mr. Higgins’ offer to contribute new value on the terms set forth in the Plan represents a binding offer to us and, upon its confirmation by the Bankruptcy Court and the passage of the Effective Date (as defined in the plan), the Plan shall represent a binding and enforceable contract between Mr. Higgins and us. Because of these contingencies, there is no guarantee that we will be able to obtain funding for research and development and sales and marketing efforts in 2006, nor can there be any assurance that any new capital would be available to us or that adequate funds for our operations, whether from our revenues, financial markets, or other arrangements will be available when needed or on terms satisfactory to us. Our failure to obtain adequate additional financing may require us to delay, curtail, or scale back some or all of its research and development programs, sales and marketing efforts, and manufacturing operations.

Off Balance Sheet Arrangements

As of December 31, 2005, there were no off balance sheet arrangements.

Going Concern

As shown in the accompanying consolidated financial statements, we incurred substantial net losses for the years ended December 31, 2005 and 2004. There is no guarantee whether we will be able to generate enough revenue and/or raise capital to support those operations. This raises substantial doubt about our ability to continue as a going concern.

Our future success is dependent upon our ability to achieve profitable operations and generate cash from operating activities, and upon additional financing. There is no guarantee that we will be able to raise enough capital or generate revenues to sustain our operations. Management believes they can raise the appropriate funds needed to support their business plan and acquire an operating, cash-flow positive company.

The consolidated financial statements do not include any adjustments relating to the recoverability or classification of recorded assets and liabilities that might result should we be unable to continue as a going concern.

Critical Accounting Policies

In December 2001, the SEC requested that all registrants list their most “critical accounting polices” in the Management Discussion and Analysis. The SEC indicated that a “critical accounting policy” is one which is both important to the portrayal of a company’s financial condition and results, and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. We believe that the following accounting policies fit this definition.

Impairment of Long-Lived Assets

In the event facts and circumstances indicate the carrying value of a long-lived asset, including associated intangibles, may be impaired, an evaluation of recoverability is performed by comparing the estimated future undiscounted cash flows associated with the asset to the asset's carrying amount to determine if a write-down to market value or discounted cash flow is required.  Based upon management's evaluation, impairment write-downs of some of our assets was deemed necessary in the amounts of $1,500,000 and $6,089,420 for the years ended December 31, 2005 and 2004 respectively. We account for impairment in accordance with FASB 142, “Goodwill and Other Intangible Assets.” We test for impairment on an annual basis, unless the situation dictates otherwise.

Recently Issued Accounting Pronouncements

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) published Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123R”). FAS 123R requires that compensation cost related to share-based payment transactions be recognized in the financial statements. Share-based payment transactions within the scope of FAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans. The provisions of FAS 123R, as amended, are effective for small business issuers beginning as of the next fiscal year after December 15, 2005. Accordingly, we will implement the revised standard in the first quarter of fiscal year 2006. Currently, we account for our share-based payment transactions under the provisions of APB 25, which does not necessarily require the recognition of compensation cost in the financial statements (note 3(e)). Management is assessing the implications of this revised standard, which may materially impact our results of operations in the first quarter of fiscal year 2006 and thereafter.

On December 16, 2004, FASB issued Statement of Financial Accounting Standards No. 153, “Exchanges of Non-monetary Assets, an amendment of APB Opinion No. 29, Accounting for Non-monetary Transactions” (" FAS 153"). This statement amends APB Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. Under FAS 153, if a non-monetary exchange of similar productive assets meets a commercial-substance criterion and fair value is determinable, the transaction must be accounted for at fair value resulting in recognition of any gain or loss. FAS 153 is effective for non-monetary transactions in fiscal periods that begin after June 15, 2005. We do not anticipate that the implementation of this standard will have a material impact on our financial position, results of operations or cash flows.

In March 2005, the FASB issued Statement of Financial Accounting Standards Interpretation Number 47 (“FIN 47”), “Accounting for Conditional Asset Retirement Obligations.” FIN 47 provides clarification regarding the meaning of the term “conditional asset retirement obligation” as used in FAS 143, “Accounting for Asset Retirement Obligations.” FIN 47 is effective for the year ended December 31, 2005. The implementation of this standard did not have a material impact on our financial position, results of operations or cash flows.

In May 2005, the FASB issued FAS 154, “Accounting for Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS 154 changes the requirements with regard to the accounting for and reporting a change in an accounting principle. The provisions of FAS 154 require, unless impracticable, retrospective application to prior periods presented in financial statements for all voluntary changes in an accounting principle and changes required by the adoption of a new accounting pronouncement in the unusual instance that the new pronouncement does not indicate a specific transition method. FAS 154 also requires that a change in depreciation, amortization or depletion method for long-lived, non-financial assets be accounted for as a change in an accounting estimate, which requires prospective application of the new method. FAS 154 is effective for all changes in an accounting principle made in fiscal years beginning after December 15, 2005. We plan to adopt FAS 154 beginning January 1, 2006. Because FAS 154 is directly dependent upon future events, we cannot determine what effect, if any, the expected adoption of FAS 154 will have on our financial condition, results of operations or cash flows.

In February 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (FAS) No. 155, Accounting for Certain Hybrid Financial Instruments . FAS No. 155 replaces FAS No. 133 Accounting for Derivative Instruments and Hedging Activities , and FAS No. 140 Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. FAS No. 155 resolves issues addressed in Statement 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” This statement will be effective for all financial instruments acquired or issued after the beginning of an entity’s fiscal year that begins after September 15, 2006. We are currently analyzing whether this new standard will have impact on our financial position and results of operations.

Item 7. Financial Statements

Index to Audited Financial Statements:
F-1	Report of Independent Registered Public Accounting Firm;
F-2	Consolidated Balance Sheets as of December 31, 2005 and December 31, 2004;
F-3	Consolidated Statements of Operations for the Years Ended December 31, 2005 and December 31, 2004;
F-4	Consolidated Statement of Stockholders’ Equity (Deficit) for the Years Ended December 31, 2005 and December 31, 2004;
F-5	Consolidated Statements of Cash Flows for the Years Ended December 31, 2005 and December 31, 2004;
F-6	Notes to Consolidated Financial Statements.

Bagell, Josephs, Levine & Company, LLC
200 Haddonfield Berlin Road, Gibbsboro, NJ 08026
Tel: 856.346.2628 Fax: 856.346.2882

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders’
Trans Max Technologies, Inc.
Las Vegas, Nevada 89128

We have audited the accompanying consolidated balance sheets of Trans Max Technologies, Inc. as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders' (deficit) and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards established by the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Trans Max Technologies, Inc. as of December 31, 2005 and 2004, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 10 to the consolidated financial statements, the Company has sustained operating losses and accumulated deficits that raise substantial doubt about its ability to continue as a going concern. Management’s operating and financing plans in regard to these matters are also discussed in Note 10. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

BAGELL, JOSEPHS, LEVINE & COMPANY, LLC
BAGELL, JOSEPHS, LEVINE & COMPANY, LLC
Gibbsboro, New Jersey
April 7, 2006

TRANS MAX TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2005 AND 2004

ASSETS
	2005	2004

Current Assets
Cash and cash equivalents	$350	$69

Total Current Assets	350	69

Receivable from affiliates	301,339	314,339
Property and equipment, net	5,286	1,510,196

TOTAL ASSETS	$306,975	$1,824,604

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

LIABILITIES
Current Liabilities
Accounts payable and accrued expenses	$126,162	$108,557
Note payable - due on demand	1,489,700	1,489,700
Notes payable to stockholders	802,746	770,697

Total Current Liabilities	2,418,608	2,368,954

Total Liabilities	2,418,608	2,368,954

STOCKHOLDERS' (DEFICIT)
Preferred stock, $.001 Par Value; 10,000,000 shares authorized
no shares issued and outstanding	-	-
Common stock, $.001 Par Value; 500,000,000 shares authorized
59,445,024 shares issued and outstanding for 2005 and 2004	59,445	59,445
Additional paid-in capital	7,514,337	7,461,893
Accumulated deficit	(9,685,415)	(8,065,688)

Total Stockholders' (Deficit)	(2,111,633)	(544,350)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$306,975	$1,824,604

The accompanying notes are an integral part of these consolidated financial statements.

TRANS MAX TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

	2005	2004

OPERATING REVENUES
Sales	$-	$-

COST OF SALES	-	-

GROSS PROFIT	-	-

OPERATING EXPENSES
Research and development	-	57,612
General and administrative expenses	63,623	1,214,416
Depreciation and amortization	4,910	3,859
Total Operating Expenses	68,533	1,275,887

NET (LOSS) BEFORE OTHER (EXPENSES)	(68,533)	(1,275,887)

OTHER (EXPENSES)
Impairment	(1,500,000)	(6,089,420)
Interest expense	(51,194)	(38,034)
Total Other Expenses	(1,551,194)	(6,127,454)

NET (LOSS) APPLICABLE TO COMMON SHARES	$(1,619,727)	$(7,403,341)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	59,445,024	21,483,159

NET (LOSS) PER BASIC AND COMMON SHARE	$(0.03)	$(0.34)

The accompanying notes are an integral part of these consolidated financial statements.

TRANS MAX TECHNOLOGIES, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid - In Capital	Deficit	Total

Balance, December 31, 2003	1,063,156	$1,063	$1,225,992	$(662,347)	$564,708

Common stock issued for consulting services	7,911,850	7,912	105,939	-	113,851

Imputed interest	-	-	36,055	-	36,055

Cash contributed by stockholders	-	-	570,520	-	570,520

Conmon stock issued in connection with
employment agreements	42,499	42	35,297	-	35,339

Common stock issued for intangible assets and goodwill	50,156,000	50,156	5,216,844	-	5,267,000

Conversion of debt to equity	271,519	272	271,246	-	271,518

Net loss for the year	-	-	-	(7,403,341)	(7,403,341)

Balance, December 31, 2004	59,445,024	59,445	7,461,893	(8,065,688)	(544,350)

Imputed interest	-	-	51,194	-	51,194

Cash contributed by stockholders	-	-	1,250	-	1,250

Net loss for the year	-	-	-	(1,619,727)	(1,619,727)

Balance, December 31, 2005	59,445,024	$59,445	$7,514,337	$(9,685,415)	$(2,111,633)

The accompanying notes are an integral part of these consolidated financial statements.

TRANS MAX TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(1,619,727)	$(7,403,341)
Adjustments to reconcile net (loss) to net cash
(used in) operating activities

Depreciation	4,910	3,859
Imputed interest expense	51,194	36,055
Common stock issued for services	-	149,190
Impairment	1,500,000	6,089,420

Changes in assets and liabilities
Decrease in accounts receivable	-	26,984
Decrease in inventory	-	40,940
Decrease in other current assets	-	23,881
Decrease in other assets	-	163,250
Increase in accounts payable
and accrued expenses	17,605	47,444

Total adjustments	1,573,709	6,581,023

Net cash (used in) operating activities	(46,018)	(822,318)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	-	(401,763)
(Increase) decrease in receivable from affiliates, net	13,000	(284,445)

Net cash provided by (used in) investing activities	13,000	(686,208)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable to stockholders	32,049	928,816
Cash contributed by stockholders	1,250	570,520

Net cash provided by financing activities	33,299	1,499,336

NET INCREASE (DECREASE) IN
CASH AND CASH EQUIVALENTS	281	(9,190)

CASH AND CASH EQUIVALENTS -
BEGINNING OF YEAR	69	9,259

CASH AND CASH EQUIVALENTS - END OF YEAR	$350	$69

SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid during the year for interest	$-	$1,979
Cash paid during the year for income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NONCASH INFORMATION

Common stock issued for intangible assets and goodwill	$-	$5,267,000
Notes payable converted to equity	$-	$271,519
Imputed interest expense on notes payable
contributed to additional paid-in capital	$51,194	$36,055
Property and equipment acquired with accounts payable	$-	$1,500,000

The accompanying notes are an integral part of these consolidated financial statements.

TRANS MAX TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004

NOTE 1-               ORGANIZATION AND BASIS OF PRESENTATION

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

TRANS MAX TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2005 AND 2004

NOTE 2-                SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

TRANS MAX TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2005 AND 2004

NOTE 2-                SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Impairment Of Long-Lived Assets

In the event facts and circumstances indicate the carrying value of a long-lived asset, including associated intangibles, may be impaired, an evaluation of recoverability is performed by comparing the estimated future undiscounted cash flows associated with the asset to the asset's carrying amount to determine if a write-down to market value or discounted cash flow is required.  Based upon management's evaluation, impairment write-downs of some of the Company's assets was deemed necessary in the amounts of $1,500,000 and $6,089,420 for the years ended December 31, 2005 and 2004 respectively. The Company accounts for its impairment in accordance with FASB 142, “Goodwill and Other Intangible Assets.” The Company tests for impairment on an annual basis, unless the situation dictates otherwise.

Fair Value Of Financial Instruments

The carrying amount reported in the balance sheets for cash and cash equivalents, receivable from affiliates, accounts payable and accrued expenses, and notes payable approximate fair value because of the immediate or short-term maturity of these financial instruments.

Loss Per Share

Basic and diluted loss per share is computed on the basis of the weighted average number of shares of common stock outstanding during each period. Common equivalent shares from common stock options and warrants are excluded from the computation, as their effect would dilute the loss per share for all periods presented.

TRANS MAX TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2005 AND 2004

NOTE 2-                SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Loss Per Share

The following is a reconciliation of the computation for basic and diluted EPS for the year ended December 31:
	2005	2004
Net (Loss)	$(1,619,727)	$(7,403,341)

Weighted-average common shares
outstanding (Basic)	59,445,024	21,483,159
Weighted-average common shares
equivalents:
Stock Options	-	-
Warrants	-	-

Weighted-average common shares
outstanding (diluted)	59,445,024	21,483,159

The Company has no potentially dilutive securities, such as options or warrants, currently issued and outstanding.

Recent Accounting Pronouncements

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) published Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123R”). FAS 123R requires that compensation cost related to share-based payment transactions be recognized in the financial statements. Share-based payment transactions within the scope of FAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans. The provisions of FAS 123R, as amended, are effective for small business issuers beginning as of the next fiscal year after December 15, 2005. Accordingly, the Company will implement the revised standard in the first quarter of fiscal year 2006. Currently, the Company accounts for its share-based payment transactions under the provisions of APB 25, which does not necessarily require the recognition of compensation cost in the financial statements (note 3(e)). Management is assessing the implications of this revised standard, which may materially impact the Company’s results of operations in the first quarter of fiscal year 2006 and thereafter.

On December 16, 2004, FASB issued Statement of Financial Accounting Standards No. 153, “Exchanges of Non-monetary Assets, an amendment of APB Opinion No. 29, Accounting for Non-monetary Transactions” (" FAS 153").

TRANS MAX TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2005 AND 2004

NOTE 2-               SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements (Continued)

This statement amends APB Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. Under FAS 153, if a non-monetary exchange of similar productive assets meets a commercial-substance criterion and fair value is determinable, the transaction must be accounted for at fair value resulting in recognition of any gain or loss. FAS 153 is effective for non-monetary transactions in fiscal periods that begin after June 15, 2005. The Company does not anticipate that the implementation of this standard will have a material impact on its financial position, results of operations or cash flows.

In March 2005, the FASB issued Statement of Financial Accounting Standards Interpretation Number 47 (“FIN 47”), “Accounting for Conditional Asset Retirement Obligations.” FIN 47 provides clarification regarding the meaning of the term “conditional asset retirement obligation” as used in FAS 143, “Accounting for Asset Retirement Obligations.” FIN 47 is effective for the year ended December 31, 2005. The implementation of this standard did not have a material impact on its financial position, results of operations or cash flows.

In May 2005, the FASB issued FAS 154, “Accounting for Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS 154 changes the requirements with regard to the accounting for and reporting a change in an accounting principle. The provisions of FAS 154 require, unless impracticable, retrospective application to prior periods presented in financial statements for all voluntary changes in an accounting principle and changes required by the adoption of a new accounting pronouncement in the unusual instance that the new pronouncement does not indicate a specific transition method. FAS 154 also requires that a change in depreciation, amortization or depletion method for long-lived, non-financial assets be accounted for as a change in an accounting estimate, which requires prospective application of the new method. FAS 154 is effective for all changes in an accounting principle made in fiscal years beginning after December 15, 2005. The Company plans to adopt FAS 154 beginning January 1, 2006. Because FAS 154 is directly dependent upon future events, the Company cannot determine what effect, if any, the expected adoption of FAS 154 will have on its financial condition, results of operations or cash flows.

TRANS MAX TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2005 AND 2004

NOTE 2-                SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements (Continued)

In February 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (FAS) No. 155, Accounting for Certain Hybrid Financial Instruments.  FAS No. 155 replaces FAS No. 133 Accounting for Derivative Instruments and Hedging Activities, and FAS No. 140 Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. FAS No. 155 resolves issues addressed in Statement 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” This statement will be effective for all financial instruments acquired or issued after the beginning of an entity’s fiscal year that begins after September 15, 2006. The Company is currently analyzing whether this new standard will have impact on its financial position and results of operations.

Reclassifications

Certain amounts for the year ended December 31, 2004 have been reclassified to conform to the presentation of the December 31, 2005 amounts. The reclassifications have no effect on net loss for the year ended December 31, 2004.

NOTE 3-                LIQUIDITY

For the years ended December 31, 2005 and 2004, the Company had net losses of $1,619,727 and $7,403,341, respectively, and negative cash flows of $46,019 and $822,318, respectively.  The Company has been dependent on additional capital contributions from shareholders and debt financing to fund its cash requirements.

To assist with funding its operations, the Company's majority stockholders contributed additional paid-in capital of $1,250 and $570,520, respectively for the years ended December 31, 2005 and 2004. The Company's majority stockholders contributed additional loans of $32,049 and $928,816 during the years ended December 31, 2005 and 2004, respectively. During 2005 and beyond the Company will require additional capital.  Although the current majority stockholders of the Company have made a verbal commitment, with no guarantee, to continue to fund the research and development and sales and marketing efforts of the Company in 2005 if alternate financing cannot be obtained, there can be no assurance that any new capital would be available to the Company or that adequate funds for the Company's operations, whether from the Company's revenues, financial markets, or other arrangements will be available when needed

TRANS MAX TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2005 AND 2004

NOTE 3-                LIQUIDITY (CONTINUED)

or on terms satisfactory to the Company. The failure of the Company to obtain adequate additional financing may require the Company to delay, curtail, or scale back some or all of its research and development programs, sales and marketing efforts, and manufacturing operations.

NOTE 4-               PROPERTY AND EQUIPMENT

Property and equipment, at December 31, 2005, consist of the following:
	2005	2004
Machinery and equipment	$14,734	$14,734
Water air machine	-	1,500,000
Less: accumulated depreciation	(9,448)	(4,538)
Property and equipment, net	$5,286	$1,510,196

Depreciation expense was $4,910 and $3,859 for the years ended December 31, 2005 and 2004, respectively.  Leasehold improvements of $822,420 were written-off as the building in Ronkonkoma, New York was abandoned. The Company acquired the water air machine for cash of $10,300 and a note for $1,489,700, which is currently owed (see Note 5).

NOTE 5-                 NOTE PAYABLE - DUE ON DEMAND

During the year ended December 31, 2005, the Company defaulted on a note payable with an outstanding principal due in the amount of $1,489,700. The note was generated through the acquisition of the WAM (see note 6). The total purchase price was $1,500,000 of which $10,300 was paid at settlement. The WAM technology was deemed worthless at December 31, 2005 and was impaired in its entirety. There has been no attempt by the note holder to collect on the note during the year ended December 31, 2005.

NOTE 6-                NOTES PAYABLE TO STOCKHOLDERS

Notes payable to stockholders at December 31, 2005 consisted of the following:

Note payable to a stockholder bearing interest at 10% per year with interest payments due quarterly and the principal due on demand. This note is collateralized by inventory. The balance at December 31, 2005 and 2004 was $40,000 respectively.  Interest in the amount of $4,000 was accrued in 2005.

TRANS MAX TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2005 AND 2004

NOTE 6-                NOTES PAYABLE TO STOCKHOLDERS (Continued)

Note payable to two stockholders and current employees of the Company bearing interest at 10% per year with all interest and principal due June 28, 2004 with the option to renew the note for 30 day interval periods. The note is not collateralized. The balance at December 31, 2005 and 2004 was $23,400, respectively.  Interest accrued totaled $2,340 and $2,340 for 2005 and 2004, respectively.

Note payable to a stockholder and former officer/director of the Company. There is no formal note agreement.  The note bears no interest; however, interest is imputed at the prime rate (7% at December 31, 2005) and the outstanding principal balance is due on demand.  The note is not collateralized. The balance at December 31, 2005 and 2004 was $640,270, respectively.  Interest accrued amounted to $39,216 and $39,216 for 2005 and 2004, respectively.

Note payable to a majority stockholder of the Company.  There is no formal note agreement.  The note bears no interest; however, interest is imputed at the prime rate (7% at December 31, 2005) and the outstanding principal balance is due on demand.  The note is not collateralized. The balance at December 31, 2005 and 2004 was $99,076 and $131,125, respectively.  Interest accrued for 2005 was $5,637.

NOTE 7-                STOCKHOLDERS EQUITY (DEFICIT)

In connection with the Company's recapitalization (See Note 1), the Company filed amended articles of incorporation that changed the number of shares it is authorized to issue to 500,000,000 shares of common stock with a par value of $0.001 per share.  Since the Company's common stock did not previously have a stated par value, common stock for all periods presented has been restated to reflect the par value of $0.001 per share.

The Company's articles of incorporation also authorize the issuance of up to 10,000,000 shares of preferred stock with characteristics determined by the Company's board of directors.  As of December 31, 2005, the Company has not issued any preferred stock.

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

TRANS MAX TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2005 AND 2004

NOTE 7-                STOCKHOLDERS EQUITY (DEFICIT) (CONTINUED)

On May 25, 2004, Eastern Business Associates, Inc., Balboa Group, Inc., and Financial Investors, Inc. each acquired 43,002,350 shares of the Company’s stock (pre-split) or 19.4% of the outstanding shares resulting in a change in control of the Company. All three companies have the same Managing Director.

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

The Company issued 156,000 shares of stock with a value of $156 for an intangible asset. The asset was later impaired for the full value.

In the third quarter of 2004 the Company also issued 7,911,350 shares of common stock for services valued at $43,512 and converted $271,519 in notes payable to 271,519 common shares of stock.

During the year 2004, the Company issued 42,499 shares of common stock in connections with various employment agreements.

The Company did not issue any shares for the year ended December 31, 2005.

NOTE 8-                RELATED PARTY TRANSACTIONS

The Company has entered into four note payable agreements with certain individual stockholders (See Note 6). Imputed interest on these notes totaled $51,193 and $36,055 for the years ended December 31, 2005 and 2004, respectively, which was contributed to capital and included in additional paid-in capital.

The Company had a license agreement with the Chief Scientist of Trans Max (see note 1) for its ignition system product line whereby it acquired all of his rights to

TRANS MAX TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2005 AND 2004

NOTE 8-               RELATED PARTY TRANSACTIONS (CONTINUED)

patents, trademarks, technical information and trade secrets through November 30, 2021 by payment of a yearly license fee of $1,000. In 2005 a judgment was awarded through arbitration and the Company is not required to pay

In November 2003, the Company agreed to provide a $1.5 million line of credit to provide products and services to Axial Vector Engine Corporation (formerly Aero Marine Engine, Inc.), a company owned by the majority stockholders of the Company. Pursuant to the agreement between the Company and Axial Vector Engine Corporation for every $2 paid to the Company by Axial Vector, the Company will extend $1 of credit, up to a maximum of $1.5 million dollars.  As of December 31, 2005, the Company has not advanced any money under this agreement.  At December 31, 2005, the Company had a receivable from Axial Vector of $301,339. These advances were made in connection with relocating this affiliated company to Ronkonkoma, New York and funding this affiliated company’s payroll.

NOTE 9-                PROVISION FOR INCOME TAXES
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

At December 31, 2005 and 2004, deferred tax assets consist of the following:
	2005	2004
Deferred tax asset	$1,022,692	$809,958
Less: Valuation allowance	(1,022,692)	(809,958)
Net deferred tax assets	$-	$-

At December 31, 2005 and 2004, the Company had accumulated deficits in the approximate amounts of $3,007,918 and $2,382,229, respectively, available to offset future taxable income through 2025. The Company established valuation allowances equal to the full amounts of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

TRANS MAX TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2005 AND 2004

NOTE 10-              GOING CONCERN

As shown in the accompanying consolidated financial statements, the Company incurred substantial net losses for the years ended December 31, 2005 and 2004. There is no guarantee whether the Company will be able to generate enough revenue and/or raise capital to support those operations. This raises substantial doubt about the Company’s ability to continue as a going concern.

The Company’s future success is dependent upon its ability to achieve profitable operations and generate cash from operating activities, and upon additional financing. There is no guarantee that the Company will be able to raise enough capital or generate revenues to sustain its operations. Management believes they can raise the appropriate funds needed to support their business plan and acquire an operating, cash-flow positive company.

The consolidated financial statements do not include any adjustments relating to the recoverability or classification of recorded assets and liabilities that might result should the Company be unable to continue as a going concern.

NOTE 11-             BANKRUPTCY

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

NOTE 12-              LITIGATION

The Company is presently involved in varoius litigation regarding nonpayment of wages, nonpayment of rent, unpaid fees with consultants and attorneys, and non-performance of contract.

NOTE 13-             SUBSEQUENT EVENTS

The holder of the note payable with an outstanding principal due in the amount of $1,489,700 (see Note 5) was properly notified that the Company had begun bankruptcy proceedings (see Note 11) and did not file a timely proof of claim, thus the holder will be barred from asserting any claim under the agreement. On February 23, 2006, the holder terminated the agreement with the Company.

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

No events occurred requiring disclosure under Item 304(b) of Regulation S-B.

During September 2005, we entered into an Agreement with Ed Culp, CPA. Mr. Culp was appointed as the accountant when we filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in Bankruptcy Court for the District of Nevada, Case No. BK-S-05-19263.

Item 8A. Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2005. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. Samuel J. Higgins. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2005, our disclosure controls and procedures are effective. There have been no significant changes in our internal controls over financial reporting during the quarter ended December 31, 2005 that have materially affected or are reasonably likely to materially affect such controls.

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

Limitations on the Effectiveness of Internal Controls

Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material error. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving our objectives and our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at that reasonable assurance level. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

Item 8B. Other information

None.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

The following information sets forth the names of our current directors and executive officers, their ages and their present positions with the Company.

Name	Age	Position(s) and Office(s) Held
Samuel J. Higgins	50	Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer, and Director

Set forth below is a brief description of the background and business experience of each of our current executive officers and directors.

Samuel J. Higgins is Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer, and has been one of the our Directors since May 2005. On May 13, 2005, our board of directors appointed Mr. Higgins to serve as Secretary, Treasurer and Director. On August 20, 2005, Mr. Higgins was appointed Chief Executive Officer and Chief Financial Officer. Since 1995, Mr. Higgins has served as Senior Managing Director of International Equity Partners (IEP), a private equity firm with offices in Mexico, India and the United Arab Emirates. Mr. Higgins is also a director of Axial Vector Engine Corporation and acquired a majority position in Magellan Filmed Entertainment, Inc., both of which are reporting companies. In addition, Mr. Higgins is the beneficial holder of shares held by Groupo Acquinas SA (the “Groupo”) which entered into an Agreement with us on August 24, 2004.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual meeting of our shareholders or until removed from office in accordance with our bylaws.

Our executive officers are appointed by our board of directors and hold office until removed by the board.

Significant Employees

We have no significant employees other than our sole officer and director.

Family Relationships

There are no family relationships between or among the directors, executive officers or persons nominated or chosen by us to become directors or executive officers.

Involvement in Certain Legal Proceedings

To the best of our knowledge, during the past five years, none of the following occurred with respect to a present or former director, executive officer, or employee: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Audit Committee

We do not have a separately-designated standing audit committee. The entire board of directors performs the functions of an audit committee, but no written charter governs the actions of the board of directors when performing the functions of that would generally be performed by an audit committee. The board of directors approves the selection of our independent accountants and meets and interacts with the independent accountants to discuss issues related to financial reporting. In addition, the board of directors reviews the scope and results of the audit with the independent accountants, reviews with management and the independent accountants our annual operating results, considers the adequacy of our internal accounting procedures and considers other auditing and accounting matters including fees to be paid to the independent auditor and the performance of the independent auditor.

We do not have an audit committee financial expert because of the size of our company and our board of directors at this time. We believe that we do not require an audit committee financial expert at this time because we retain outside consultants who possess these attributes.

For the fiscal year ending December 31, 2005, the board of directors:

1.	Reviewed and discussed the audited financial statements with management, and

2.	Reviewed and discussed the written disclosures and the letter from the Company’s independent auditors on the matters relating to the auditor's independence.

Based upon the board of directors’ review and discussion of the matters above, the board of directors authorized inclusion of the audited financial statements for the year ended December 31, 2005 to be included in this Annual Report on Form 10-KSB and filed with the Securities and Exchange Commission.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent beneficial shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To the best of our knowledge based solely on a review of Forms 3, 4, and 5 (and any amendments thereof) received by us during or with respect to the year ended December 31, 2005, the following persons have failed to file, on a timely basis, the identified reports required by Section 16(a) of the Exchange Act during fiscal year ended December 31, 2005:

Name and principal position	# of late reports	Transactions not timely reported	Known failures to file a required form
Samuel J. Higgins (CEO, CFO, Secretary-Treasurer & Director	0	0	1
Dr. Raymond Brouzes (former President and Director)	2	0	0
Frances Langford (former Secretary-Treasurer & Director)	1	0	0

Code of Ethics Disclosure

We adopted a Code of Ethics in March 2004, meeting the requirements of Section 406 of the Sarbanes−Oxley Act of 2002. We will provide to any person without charge, upon request, a copy of such Code of Ethics. All requests for our Code of Ethics should be made in writing with a self-addressed stamped envelope to our corporate offices.

Item 10. Executive Compensation

The table below summarizes all compensation awarded to, earned by, or paid to our current executive officers and directors for each of the last three completed fiscal years.

		Annual Compensation				Long Term Compensation
Name	Title	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Awarded ($)	Options/ SARs (#)	LTIP Payouts ($)	All Other Compensation ($)
Samuel J. Higgins	Director, CFO, CEO, Secretary, and Treasurer	2005 2004 2003	0 n/a n/a	0 n/a n/a	0 n/a n/a	0 n/a n/a	0 n/a n/a	0 n/a n/a	0 n/a n/a
Dr. Raymond Brouzes	Former Director, CEO, and CFO	2005 2004 2003	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0
Frances Langford	Former Secretary, Treasurer, and Director	2005 2004 2003	0 6,000 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0

Stock Option Grants

Upon the confirmation of Plan in our bankruptcy reorganization, all shares to existing shareholders, including outstanding options, will be extinguished.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of March 23, 2006, the beneficial ownership of the Company’s common stock by each executive officer and director, by each person known by the Company to beneficially own more than five percent (5%) of the Company’s common stock and by the executive officers and directors as a group. Except as otherwise indicated, all shares are owned directly and the percentage shown is based on 59,445,024 shares of common stock issued and outstanding on March 23, 2006.

Title of class	Name and address of beneficial owner (1)	Amount of beneficial ownership	Percent of class*
Executive Officers & Directors:
Common	Sam Higgins(2) One World Trade Center 121 S.W. Salmon Street, Suite 1100 Portland, Oregon 97204	41,945,036 shares	70.56%
Total of All Directors and Executive Officers:		41,945,036 shares	70.56%
More Than 5% Beneficial Owners:
Common	Dr. Raymond Brouzes 540 Bridle Path Road Hudson Heights, Quebec Canada J0P 1J0	3,600,000 shares	6.05%
Common	Erwin Bogner(3) 21 Horizon View Drive Farmingville, NY 11738	3,416,350 shares	5.74%

(1)
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

(2)
Samuel J. Higgins is the Managing Director and beneficial holder of 39,300,000 shares held by Groupo Aquinas SA, the Managing Director and beneficial holder of 215,012 shares held by Balboa Group, Inc., the Managing Director and beneficial holder of 215,012 shares held by Eastern Business Associates, Inc., and the Managing Director a beneficial holder of 215,012 shares held by Financial Investors, Inc. In addition, Mr. Higgins has an indirect beneficial ownership in 1,000,000 shares held by Higgins Irrevocable Trust with his spouse as trustee and an indirect beneficial ownership in 1,000,000 shares held by HJS Family Trust for the benefit of Mr. Higgins' sons. In accordance with Rule 13d−4 of the Exchange Act, Mr. Higgins disclaims beneficial ownership in these shares.

(3)	There is a stop transfer imposed on Mr. Bogner’s shares.

Item 12. Certain Relationships and Related Transactions

Except as disclosed below, none of our directors or executive officers, nor any proposed nominee for election as a director, nor any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to all of our outstanding shares, nor any members of the immediate family (including spouse, parents, children, siblings, and in-laws) of any of the foregoing persons has any material interest, direct or indirect, in any transaction over the last two years or in any presently proposed transaction which, in either case, has or will materially affect us.

à
On August 24, 2004, we entered into an Agreement with Groupo Acquinas SA (“Groupo”) whereby Groupo would assign us all the marketing and purchasing rights acquired from Victor Vartovy & Company (“VVC”). Groupo entered into an Exclusive Purchase Agreement with VVC and acquired all the ownership purchase rights to water making technologies together with all related intellectual properties, including the Water Air Machine (“WAM”) which produces large quantities of drinkable water from the air at a low cost. Samuel J. Higgins, our officer, director and majority shareholder, is the managing director of Groupo Acquinas SA.

à
In exchange for a controlling interest in our reorganized company, Mr. Higgins will assign us all of his rights under the Patent Purchase Agreement (the “Purchase Agreement”) between Mr. Higgins and Karl F. Milde, Jr. dated December 23, 2005, together with all of Mr. Higgins’, right, title, and interest in all patents, patent applications, trademarks, and other rights in and to the invention known as the “VTOL Personal Aircraft” acquired by him under the terms of such Agreement. This related party transaction is subject to confirmation of the Proposed Chapter 11 Plan.

à
Axial Vector Engine Corp. (the “AXVC”), which has developed the lightweight, high-torque, high-efficiency Axial Vector Engine, has proposed a License and Joint Venture Agreement to license its engine technology to us following our reorganization from bankruptcy for use in the VTOL Personal Aircraft. Mr. Higgins is the majority shareholder and Secretary/Treasurer of AXVC. This related party transaction is subject to confirmation of the Proposed Chapter 11 Plan.

Item 13. Exhibits

Exhibit Number	Description
3.1	Articles of Incorporation, as amended (1)
3.2	By-laws, as amended (1)
10.1	Revised Disclosure Statement
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Proposed Plan of Reorganization
99.2	Proposed Purchase Agreement
99.3	License and Joint Venture Agreement dated December 23, 2005
1.	Previously filed as an exhibit on Form 8−K filed on September 2, 2004.

Item 14. Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed by the Company’s auditors for professional services rendered in connection with a review of the financial statements included in the Company’s quarterly reports on Form 10-QSB and the audit of the Company’s annual consolidated financial statements for the fiscal years ended December 31, 2005 and December 31, 2004 were approximately $20,500 and $20,500 respectively.

Audit-Related Fees

The Company’s auditors did not bill any additional fees for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements.

Tax Fees

The aggregate fees billed by the Company’s auditors for professional services for tax compliance, tax advice, and tax planning were $0 and $0 for the fiscal years ended December 31, 2005 and 2004.

All Other Fees

The aggregate fees billed by the Company’s auditors for all other non-audit services, such as attending meetings and other miscellaneous financial consulting, for the fiscal years ended December 31, 2005 and 2004 were $0 and $0 respectively.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Trans Max Technologies, Inc.

By:          /s/ Samuel J. Higgins
                      Mr. Samuel J. Higgins
                      Chief Executive Officer, Chief Financial Officer, and Director
                      April 17, 2006

In accordance with the requirements of the Securities Act of 1933, this registration statement was signed by the following persons in the capacities and on the date stated:

By:          /s/ Samuel J. Higgins
                      Mr. Samuel J. Higgins
                      Chief Executive Officer, Chief Financial Officer, and Director

                      April 17, 2006