Form 10QSB
period 2006-03-31
TRANS MAX TECHNOLOGIES INC
filed 2006-05-22
CIK 1074663

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: March 31, 2006

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period _________ to __________

Commission file number: 000-31631

Trans Max Technologies, Inc.
(Exact name of small business issuer as specified in its charter)

Nevada	42-1599830
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

One World Trade Center 121 S.W. Salmon Street, Suite 1100 Portland, Oregon 97204
(Address of principal executive offices)

(503) 471-1348
(Issuer’s telephone number)
__________________________________________________________________
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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 59,445,824 common shares as of March 29, 2006

Transitional Small Business Disclosure Format (check one): Yes [  ] No [X]

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our unaudited financial statements included in this Form 10-QSB are as follows:
F-1	Condensed Consolidated Balance Sheet as of March 31, 2006 (Unaudited);
F-2	Condensed Consolidated Statements of Operations for the three months ended March 31, 2006 and 2005 (Unaudited);
F-3	Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2006 and 2005 (Unaudited); and
F-4	Notes to Condensed Consolidated Financial Statements (Unaudited)

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-QSB. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended March 31, 2006 are not necessarily indicative of the results that can be expected for the full year.

TRANS MAX TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
MARCH 31, 2006
(UNAUDITED)

ASSETS

Current Asset:
Cash and cash equivalents	$55

Total Current Asset	55

Receivable from affiliates	301,339
Property and equipment, net	4,396

TOTAL ASSETS	$305,790

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITIES
Current Liabilities:
Accounts payable and accrued expenses	$1,620,362
Notes payable to stockholders	802,746

Total Current Liabilities	2,423,108

Total Liabilities	2,423,108

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $.001 Par Value; 10,000,000 shares authorized
no shares issued and outstanding	-
Common stock, $.001 Par Value; 500,000,000 shares authorized
59,445,024 shares issued and outstanding	59,445
Additional paid-in capital	7,529,785
Accumulated (deficit)	(9,706,548)

Total Stockholders' Equity (Deficit)	(2,117,318)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$305,790

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRANS MAX TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005
(UNAUDITED)

	THREE MONTHS ENDED
	MARCH 31,
	2006	2005

OPERATING REVENUES
Sales	$-	$-

COST OF SALES	-	-

GROSS PROFIT	-	-

OPERATING EXPENSES
General and administrative expenses	4,795	3,777
Depreciation	890	1,397
Total Operating Expenses	5,685	5,174

NET (LOSS) BEFORE OTHER (EXPENSES)	(5,685)	(5,174)

OTHER (EXPENSES)
Interest expense	(15,448)	(11,782)
Total Other (Expenses)	(15,448)	(11,782)

NET (LOSS) BEFORE PROVISION FOR INCOME TAXES	(21,133)	(16,956)
Provsion for Income Taxes	-	-

NET (LOSS) APPLICABLE TO COMMON SHARES	$(21,133)	$(16,956)

WEIGHTED AVERAGE SHARES OUTSTANDING	59,445,024	21,483,159

NET (LOSS) PER COMMON SHARE	$(0.00)	$(0.00)

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRANS MAX TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005
(UNAUDITED)

	THREE MONTHS ENDED
	MARCH 31,

	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(21,133)	$(16,956)
Adjustments to reconcile net (loss) to net cash
(used in) operating activities

Depreciation	890	1,397
Imputed interest expense	15,448	11,782

Changes in assets and liabilities
Increase in accounts payable	4,500	-

Total adjustments	20,838	13,179

Net cash (used in) operating activities	(295)	(3,777)

CASH FLOWS FROM INVESTING ACTIVITIES
Decrease in receivable from affiliates, net	-	3,000

Net cash provided by investing activities	-	3,000

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable to stockholders	-	2,050

Net cash provided by financing activities	-	2,050

NET INCREASE (DECREASE) IN
CASH AND CASH EQUIVALENTS	(295)	1,273

CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD	350	69

CASH AND CASH EQUIVALENTS - END OF PERIOD	$55	$1,342

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRANS MAX TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006 AND 2005

NOTE 1-              ORGANIZATION AND BASIS OF PRESENTATION

The condensed consolidated financial statements included herein have been prepared by the management of Trans Max Technologies, Inc. ("Trans Max" or the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These statements include all adjustments that, in the opinion of management, are necessary to provide a fair statement of the results for the periods covered. All such adjustments are of a normal recurring nature. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the Year ended December 31, 2005. The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results for the full year. Certain prior year amounts have been reclassified to conform to current period presentations.

Perma-Tune Electronics, Inc. ("Perma-Tune") was incorporated in 1993 in the state of Texas. The Company designs and manufactures high performance electronic ignition systems for distribution throughout the United States, Canada, and Europe. On July 21, 2003, Perma-Tune acquired 100% of the issued and outstanding stock of Trans Max Technologies, Inc. ("Trans Max"), a Nevada corporation, in exchange for 15,177,300 shares of Perma-Tune's common stock (pre 2-for-1, 6-for-1 and 1-for-200 stock splits), 910,638 shares post split.  As a result of this acquisition, the control of Perma-Tune shifted to the former shareholders of Trans Max and this transaction was treated as a recapitalization. As a part of this recapitalization, Perma-Tune Electronics, Inc. changed its name to Trans Max Technologies, Inc. (the "Company").

NOTE 2-                SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash Equivalents

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

TRANS MAX TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
MARCH 31, 2006 AND 2005

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

Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectibility is probable.  Generally, these criteria are met at the time product is shipped.  The Company provides for the estimated cost of product warranties upon shipment.  The Company has a no-return policy and has had no returns in the last two years. Shipping and handling costs are included in cost of goods sold.

Research And Development

Research and development activities are expensed as incurred, including costs relating to patents or rights, which may result from such expenditures. No research and development expenses were incurred in the three-month periods ended March 31, 2006 and 2005.

Principles Of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All significant inter-company accounts and transactions have been eliminated.

Concentrations Of Credit Risk

Financial instruments, which subject the Company to concentration of credit risk include cash and cash equivalents and account receivables. The Company maintains its cash and cash equivalents with major financial institutions selected based upon management's assessment of the financial stability of the banks.  Balances periodically exceed the $100,000 federal depository insurance limit. The Company has not experienced any losses on deposits.

TRANS MAX TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
MARCH 31, 2006 AND 2005

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

Fair Value Of Financial Instruments

The carrying amount reported in the balance sheets for cash and cash equivalents, receivable from affiliates, accounts payable and accrued expenses, and notes

TRANS MAX TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
MARCH 31, 2006 AND 2005

NOTE 2-                SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(CONTINUED)

Fair Value Of Financial Instruments

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

The following is a reconciliation of the computation for basic and diluted EPS for the three months ended March 31:
	2006	2005
Net (loss)	$(21,133)	$(16,956)

Weighted-average common shares
outstanding (basic)	59,445,024	21,483,159
Weighted-average common shares
equivalents:
Stock Options	-	-
Warrants	-	-

Weighted-average common shares
outstanding (diluted)	59,445,024	21,483,159

The Company has no potentially dilutive securities, such as options or warrants, currently issued and outstanding.

Recent Accounting Pronouncements

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) published Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123R”). FAS 123R requires that compensation cost related to share-based payment transactions be recognized in the financial statements. Share-based payment transactions within the scope of FAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans. The provisions of FAS

TRANS MAX TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
MARCH 31, 2006 AND 2005

NOTE 2-                SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(CONTINUED)

Recent Accounting Pronouncements (Continued)

123R, as amended, are effective for small business issuers beginning as of the next fiscal year after December 15, 2005. Accordingly, the Company will implement the revised standard in the first quarter of fiscal year 2006. Currently, the Company accounts for its share-based payment transactions under the provisions of APB 25, which does not necessarily require the recognition of compensation cost in the financial statements (note 3(e)). Implementation of this standard did not have a material impact on the Company’s financial position, results of operations or cash flows.

On December 16, 2004, FASB issued Statement of Financial Accounting Standards No. 153, “Exchanges of Non-monetary Assets, an amendment of APB Opinion No. 29, Accounting for Non-monetary Transactions” (" FAS 153").

This statement amends APB Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. Under FAS 153, if a non-monetary exchange of similar productive assets meets a commercial-substance criterion and fair value is determinable, the transaction must be accounted for at fair value resulting in recognition of any gain or loss. FAS 153 is effective for non-monetary transactions in fiscal periods that begin after June 15, 2005. Implementation of this standard did not have a material impact on the Company’s financial position, results of operations or cash flows.

In March 2005, the FASB issued Statement of Financial Accounting Standards Interpretation Number 47 (“FIN 47”), “Accounting for Conditional Asset Retirement Obligations.” FIN 47 provides clarification regarding the meaning of the term “conditional asset retirement obligation” as used in FAS 143, “Accounting for Asset Retirement Obligations.” FIN 47 is effective for the year ended December 31, 2005. The implementation of this standard did not have a material impact on the Company’s financial position, results of operations or cash flows.

In May 2005, the FASB issued FAS 154, “Accounting for Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS 154 changes the requirements with regard to the accounting for and

TRANS MAX TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
MARCH 31, 2006 AND 2005

NOTE 2-                SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(CONTINUED)

Recent Accounting Pronouncements (Continued)

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

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140.” SFAS No. 156 requires an entity to recognize a servicing asset or liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract under a transfer of the servicer’s financial assets that meets the requirements for sale accounting, a transfer of the servicer’s financial assets to a qualified special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale or trading securities in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the

TRANS MAX TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
MARCH 31, 2006 AND 2005

NOTE 2-                SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(CONTINUED)

Recent Accounting Pronouncements (Continued)

servicer or its consolidated affiliates. Additionally, SFAS No. 156 requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, permits an entity to choose either the use of an amortization or fair value method for subsequent measurements, permits at initial adoption a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights and requires separate presentation of servicing assets and liabilities subsequently measured at fair value and additional disclosures for all separately recognized servicing assets and liabilities. SFAS No. 156 is effective for transactions entered into after the beginning of the first fiscal year that begins after September 15, 2006. The Company is currently evaluating the effect the adoption of SFAS No. 156 will have on its financial position or results of operations.

NOTE 3-               LIQUIDITY

For the three months ended March 31, 2006 and 2005, the Company had net losses of $21,133 and $16,956, respectively, and cash flows of $(295) and $1,273, respectively.  The Company has been dependent on additional capital contributions from shareholders and debt financing to fund its cash requirements.

The Company's majority stockholders contributed additional loans of $-0- and $2,050 during the three months ended March 31, 2006 and 2005, respectively. During 2006 and beyond the Company will require additional capital.  Although the current majority stockholders of the Company have made a verbal commitment, with no guarantee, to continue to fund the research and development and sales and marketing efforts of the Company in 2006 if alternate financing cannot be obtained, there can be no assurance that any new capital would be available to the Company or that adequate funds for the Company's operations, whether from the Company's revenues, financial markets, or other arrangements will be available when needed or on terms satisfactory to the Company. The failure of the Company to obtain adequate additional financing may require the Company to delay, curtail, or scale back some or all of its research and development programs, sales and marketing efforts, and manufacturing operations.

TRANS MAX TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
MARCH 31, 2006 AND 2005

NOTE 4-               PROPERTY AND EQUIPMENT

Property and equipment, at March 31, 2006, consist of the following:

	2006	2005
Machinery and equipment	$14,734	$14,734
Water air machine	-	1,500,000
Less: accumulated depreciation	(10,338)	(5,934)
Property and equipment, net	$4,396	$1,508,800

Depreciation expense was $890 and $1,397 for the three months ended March 31, 2006 and 2005, respectively.  The Company acquired the water air machine for cash of $10,300 and a note for $1,489,700, which is currently in litigation (see Note 5).

NOTE 5-                NOTE PAYABLE - DUE ON DEMAND

During 2005 the Company defaulted on a note payable with principal outstanding in the amount of $1,489,700. The note was generated through the acquisition of water air machine technology with a purchase price of $1,500,000, for which $10,300 was paid at settlement. The technology was subsequently deemed worthless and was impaired in its entirety. There has been no attempt by the note holder to collect on the note during 2005 or the three months ended March 31, 2006.

The holder of the note payable was properly notified that the Company had begun bankruptcy proceedings (see note 10) and did not file a timely proof of claim, thus the holder will be barred from asserting any claim under the agreement. On February 23, 2006, the holder terminated the agreement with the Company.

NOTE 6-               NOTES PAYABLE TO STOCKHOLDERS

Notes payable to stockholders at March 31, 2006 consisted of the following:

Note payable to a stockholder bearing interest at 10% per year with interest payments due quarterly and the principal due on demand. This note is collateralized by assets of the Company. The balance at March 31, 2006 and 2005 was $40,000. Interest accrued totaled $1,000 for the three months ended March 31, 2006 and 2005.

Note payable to two stockholders and current employees of the Company bearing interest at 10% per year with all interest and principal due June 28, 2004 with the option to renew the note for 30-day interval periods. The note is not

TRANS MAX TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
MARCH 31, 2006 AND 2005

NOTE 6-                NOTES PAYABLE TO STOCKHOLDERS (CONTINUED)

collateralized. The balance at March 31, 2006 and 2005 was $23,400. Interest accrued totaled $585 for the three months ended March 31, 2006 and 2005.

Note payable to a stockholder and former officer/director of the Company.  There is no formal note agreement.  The note bears no interest; however, interest is imputed at the prime rate (7.5% and 5.75% at March 31, 2006 and 2005, respectively) and the outstanding principal balance is due on demand.  The note is not collateralized. The balance at March 31, 2006 and 2005 was $640,270. Interest accrued totaled $12,005 and $9,204 for the three months ended March 31, 2006 and 2005, respectively.

Note payable to a majority stockholder of the Company.  There is no formal note agreement.  The note bears no interest; however, interest is imputed at the prime rate and the outstanding principal balance is due on demand.  The note is not collateralized. The balance at March 31, 2006 and 2005 was $99,076 and $67,076, respectively. Interest accrued totaled $1,858 and $993 for the three months ended March 31, 2006 and 2005, respectively.

NOTE 7-                RELATED PARTY TRANSACTIONS

The Company has entered into four note payable agreements with certain individual stockholders (See Note 6).  Imputed interest on these notes totaled $15,448 and $11,782 for the three months ended March 31, 2006 and 2005, respectively, which was contributed to capital and included in additional paid-in capital.

The Company had a license agreement with the Chief Scientist of Trans Max (see note 1) for its ignition system product line whereby it acquired all of his rights to patents, trademarks, technical information and trade secrets through November 30, 2021 by payment of a yearly license fee of $1,000. In 2005 a judgment was awarded through arbitration and the Company is not required to pay.

In November 2003, the Company agreed to provide a $1.5 million line of credit to provide products and services to Axial Vector Engine Corporation (formerly Aero Marine Engine, Inc.), a company owned by the majority stockholders of the Company.  Pursuant to the agreement between the Company and Axial Vector Engine Corporation for every $2 paid to the Company by Axial Vector, the Company will extend $1 of credit, up to a maximum of $1.5 million dollars.  As of March 31, 2006, the Company has not advanced any money under this agreement.  At March 31, 2006, the Company had a receivable from Axial Vector of $301,339. These advances were made in connection with relocating this

TRANS MAX TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
MARCH 31, 2006 AND 2005

NOTE 7-                RELATED PARTY TRANSACTIONS (CONTINUED)

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

At March 31, 2006 and 2005, deferred tax assets consist of the following:
	2006	2005
Deferred tax asset	$1,066,000	$712,200
Less: Valuation allowance	(1,066,000)	(712,200)
Net deferred tax assets	$-	$-

At March 31, 2006 and 2005, the Company had accumulated deficits in the approximate amounts of $3,134,000 and $2,094,700, respectively, available to offset future taxable income through 2026. The Company established valuation allowances equal to the full amounts of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

NOTE 9-               GOING CONCERN

As shown in the accompanying consolidated financial statements, the Company incurred substantial net losses for the three months ended March 31, 2006 and 2005. There is no guarantee whether the Company will be able to generate enough revenue and/or raise capital to support those operations. This raises substantial doubt about the Company’s ability to continue as a going concern.

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
MARCH 31, 2006 AND 2005

NOTE 9-                GOING CONCERN (CONTINUED)

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

NOTE 11-              LITIGATION

The Company is presently involved in various litigation regarding nonpayment of wages, nonpayment of rent, unpaid fees with consultants and attorneys, and non-performance of contract. Most of these claims have been disallowed by the bankruptcy court, case numbers 04-22114 (Suffolk County, NY), 05-10880 (Suffolk County, NY) and 04m1-188521 (Cook County, IL). In other cases, certain amounts remain unpaid but have been accrued as of March 31, 2006.

Item 2.     Plan of Operation

Forward-Looking Statements

Historical results and trends should not be taken as indicative of future operations. Management’s statements contained in this report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934 (the “Exchange Act”), as amended. Actual results may differ materially from those included in the forward-looking statements. We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of our Company, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” “prospects,” or similar expressions. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on the operations and future prospects of our company on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning us and our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the SEC.

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

On May 25, 2004, Samuel J. Higgins acquired a controlling interest in our company through a group of holding companies. Currently, Mr. Higgins’ ownership stake is consolidated under the dba Groupo Aquinas, S.A. (“Groupo Aquinas”), which holds the majority (approximately 66%) of our issued and outstanding shares. Upon assuming control, Mr. Higgins discovered that our operations were, as a whole, unprofitable and unpromising. We discontinued our ignition product operations in the late summer of 2004 and began to shift our business to other opportunities in the area of new and developing technology.

Shortly after Mr. Higgins assumed control, we discovered that our finances had been badly drained by an oppressive series of agreements with WJL Realty Associates for the lease and eventual purchase of a building. In addition, we were party to a newly-discovered and previously undisclosed agreement to purchase all of the stock of Bogner Industries, Inc. (“Bogner”) which we went forward with rather than breach the purchase agreement. Investigation into the Bogner matter eventually revealed financial improprieties under previous management which further drained our funds.

In August of 2004, we acquired the intellectual property rights to an invention known as the Water Air Machine. Invented by a Russian concern known as Victor Vartovy & Company (“VVC”), the Water Air Machine was designed to produce drinkable water from moisture in the air at low cost. Due largely to VVC’s inability to assist in furthering the development of the WAM, we have been unable to produce a commercially viable product and, at this time, have no plans to pursue further development of that technology. In addition, the Bogner entity was and is deemed wholly unprofitable and has been the target of a number of lawsuits. Faced with mounting pressure from a large lawsuit brought (initially) against the Bogner subsidiary and wishing to avoid a total loss for our legitimate creditors, we filed for Chapter 11 protection.

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

The confirmation hearing for the Plan was held on April 26-27, 2006 at which time the judge requested further briefing by the debtor and the US Trustee resulting in a delay of the decision as to confirmation. A decision on confirmation of the Plan is expected by the end of May 2006. We operate as a "debtor-in-possession" under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.

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

Plan of Reorganization

Under our Proposed Chapter 11 Plan, our existing shareholder interests will be extinguished and new common stock will be authorized and issued.

In exchange for a controlling interest in our reorganized company and following confirmation of the Plan, our President and current majority shareholder, Samuel J. Higgins, will assign to us all of his rights under the Patent Purchase Agreement (the “Purchase Agreement”) between Mr. Higgins and Karl F. Milde, Jr. dated December 23, 2005, together with all of Mr. Higgins’ right, title, and interest in all patents, patent applications, trademarks, and other rights in and to the invention known as the “VTOL Personal Aircraft” acquired by him under the terms of such Agreement. A copy of the Purchase Agreement is an exhibit to our Annual Report on Form 10KSB filed with the Securities and Exchange Commission. In addition to his contribution of intellectual property, Mr. Higgins will make a cash contribution in our reorganized company in the amount of $50,000.

In addition, we propose to enter into an exclusive License and Joint Venture Agreement with AXVC to obtain use of the Axial Vector Engine technology in the VTOL Personal Aircraft. Through the License and Joint Venture Agreement with AXVC for the use of its Axial Vector Engine technology, we plan to combine the exceptional lightweight, high-torque, high-efficiency engine to aid and further develop the VTOL Personal Aircraft. Our business plan assumes that the VTOL Personal Aircraft using the Axial Vector Engine will be manufactured and produced by a joint venture partner in the United Arab Emirates (“UAE”) under a profit-sharing arrangement whereby the manufacturer will primarily supply the costs of development and production in exchange for a percentage of sales revenue.

With these enabling technologies, we hope to position the company at the forefront of an exciting industry and will be able to develop a viable technology for commercial licensure and manufacture. We anticipate research and development costs to increase as we develop the VTOL Personal Aircraft. At the present time, we do not have the funds necessary to implement our business plan. Although we plan to raise funds through equity financing, we can provide no assurance that when we pursue additional financing we will receive any financing.

We do not anticipate purchasing any real property or significant equipment in the next twelve months. At the present time, we have no employees other than our sole officer and director, Samuel J. Higgins. We do not anticipate hiring any employees until such time as we are able to acquire any additional financing.

Results of Operations for the three months ended March 31, 2006 and 2005

At the present time, we are in Chapter 11 bankruptcy proceedings and have no ability to generate revenue until we are able to successfully emerge from bankruptcy under a viable plan of business. For the three months ended March 31, 2006, we had no operating revenue, nor did we have operating revenue for the three months ended March 31, 2005.

We incurred operating expenses in the amount of $5,685 for the three months ended March 31, 2006, compared to operating expenses in the amount of $5,174 for the three months ended March 31, 2005. Our expenses for the three months ended March 31, 2006 primarily consisted of general and administrative expenses in the amount of $4,795. Our expenses for the three months ended March 31, 2005 consisted of general and administrative expenses in the amount of $3,777 and depreciation expenses in the amount of $1,397.

Our net loss for the three months ended March 31, 2006 was $21,133, compared to a net loss of $16,956 in the three month period ended March 31, 2005. Our losses for the three months ended March 31, 2006 and 2005 are entirely attributable to operating and interest expenses.

Liquidity and Capital Resources

As of March 31, 2006, we had current assets of $55. Our total current liabilities as of March 31, 2006 were $2,423,108. As a result, on March 31, 2006, we had a working capital deficit of $2,423,053.

We are presently in bankruptcy and are awaiting confirmation of the Proposed Chapter 11 Plan to pursue our business objectives. Under the Plan, our existing shareholder interests will be extinguished and new common stock will be authorized and issued. Our President and current majority shareholder, Samuel J. Higgins, will contribute new value in our reorganized company and share in our new common stock with our creditors. In exchange for a controlling interest in our reorganized company, Mr. Higgins will, among other things, make a cash contribution in our reorganized company in the amount of $50,000.

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

We have not attained profitable operations and are dependent upon obtaining financing to complete our proposed Chapter 11 Plan upon confirmation. Our failure to obtain adequate additional financing may require us to delay, curtail, or scale back some or all of its research and development programs, sales and marketing efforts, and manufacturing operations.

Off Balance Sheet Arrangements

As of March 31, 2006, there were no off balance sheet arrangements.

Going Concern

We incurred substantial net losses for the three months ended March 31, 2006 and 2005. There is no guarantee whether we will be able to generate enough revenue and/or raise capital to support our operations. This raises substantial doubt about our ability to continue as a going concern.

Our future success is dependent upon our ability to achieve profitable operations and generate cash from operating activities, and upon additional financing. There is no guarantee that we will be able to raise enough capital or generate revenues to sustain our operations. Our Management believes we can raise the appropriate funds needed to support our business plan and acquire an operating, cash-flow positive company.

Our consolidated financial statements do not include any adjustments relating to the recoverability or classification of recorded assets and liabilities that might result should we be unable to continue as a going concern.

Critical Accounting Policies

In December 2001, the SEC requested that all registrants list their most “critical accounting polices” in the Management Discussion and Analysis. The SEC indicated that a “critical accounting policy” is one which is both important to the portrayal of a company's financial condition and results, and requires management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. We believe that the following accounting policies fit this definition.

Impairment of Long−Lived Assets. In the event facts and circumstances indicate the carrying value of a long-lived asset, including associated intangibles, may be impaired, an evaluation of recoverability is performed by comparing the estimated future undiscounted cash flows associated with the asset to the asset's carrying amount to determine if a write-down to market value or discounted cash flow is required. Based upon management's evaluation, impairment write−downs of some of our assets was deemed necessary for the years ended December 31, 2005 and 2004. We account for impairment in accordance with FASB 142, “Goodwill and Other Intangible Assets.” We test for impairment on an annual basis, unless the situation dictates otherwise.

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

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140.” SFAS No. 156 requires an entity to recognize a servicing asset or liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract under a transfer of the servicer’s financial assets that meets the requirements for sale accounting, a transfer of the servicer’s financial assets to a qualified special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale or trading securities in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates. Additionally, SFAS No. 156 requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, permits an entity to choose either the use of an amortization or fair value method for subsequent measurements, permits at initial adoption a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights and requires separate presentation of servicing assets and liabilities subsequently measured at fair value and additional disclosures for all separately recognized servicing assets and liabilities. SFAS No. 156 is effective for transactions entered into after the beginning of the first fiscal year that begins after September 15, 2006. We are currently evaluating the effect the adoption of SFAS No. 156 will have on our financial position or results of operations.

Item 3.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a−15(e) and 15d−15(e)) as of March 31, 2006. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. Samuel J. Higgins. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2006, our disclosure controls and procedures are effective. There have been no significant changes in our internal controls over financial reporting during the quarter ended March 31, 2006 that have materially affected or are reasonably likely to materially affect such controls.

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

Limitations on the Effectiveness of Internal Controls

Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material error. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving our objectives and our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at that reasonable assurance level. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision−making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

There have been no material developments in the ongoing legal proceedings previously reported in which we are a party. A complete discussion of our ongoing legal proceedings is discussed in our annual report on Form 10-KSB for the year ended December 31, 2005.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended March 31, 2006.

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

Trans Max Technologies, Inc.

May 22, 2006

/s/ Samuel J. Higgins
By: Samuel J. Higgins
Title: Chief Executive Officer, Chief
Financial Officer, and Director