Form 10QSB
period 2006-06-30
TRANS MAX TECHNOLOGIES INC
filed 2006-08-18
CIK 1074663

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: June 30, 2006

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period __________ to __________

Commission File Number: 000-31631

Trans Max Technologies, Inc.
(Exact name of small business issuer as specified in its charter)

Nevada	42-1599830
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

121 S.W. Salmon Street Suite 1100 Portland, Oregon 97204
(Address of principal executive offices)

(503) 471-1348
(Issuer’s telephone number)
_________________________________________
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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 59,445,824 common shares as of June 30, 2006

Transitional Small Business Disclosure Format (check one): Yes [  ] No [X]

PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements

Our unaudited financial statements included in this Form 10-QSB are as follows:
F-1	Balance Sheet as of June 30, 2006;
F-2	Statements of Operations for the three and six months ended June 30, 2006 and 2005;
F-3	Statements of Cash Flows for the six months ended June 30, 2006 and 2005;
F-4	Notes to Financial Statements;

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-QSB. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended June 30, 2006 are not necessarily indicative of the results that can be expected for the full year.

TRANS MAX TECHNOLOGIES, INC. (Debtor in Possession)
CONDENSED CONSOLIDATED BALANCE SHEET
JUNE 30, 2006
(UNAUDITED)

ASSETS
Current Asset:
Cash and cash equivalents	$10

Total Current Asset	10

Receivable from affiliates	311,339
Property and equipment, net	0

TOTAL ASSETS	$311,349

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

LIABILITIES
Current Liabilities:
Accounts payable and accrued expenses- post Chap 11 filing	$40,639
General Unsecured Claims	632,844

Total Current Liabilities	673,483

Total Liabilities	673,483

STOCKHOLDERS' (DEFICIT)
Preferred stock, $.001 Par Value; 10,000,000 shares authorized
no shares issued and outstanding	-
Common stock, $.001 Par Value; 500,000,000 shares authorized
59,445,024 shares issued and outstanding	59,445
Additional paid-in capital	7,531,285
Accumulated deficit	(7,952,864)

Total Stockholders' (Deficit)	(362,134)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$311,349

  The accompanying notes are an integral part of these condensed consolidated financial statements.

TRANS MAX TECHNOLOGIES, INC. (Debtor in Possession)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 2006 AND 2005
(UNAUDITED)

	SIX MONTHS ENDED		THREE MONTHS ENDED
	JUNE 30,		JUNE 30,
	2006	2005	2006	2005

OPERATING REVENUES
Sales	$-	$-	$-	-

COST OF SALES	-	-	-	-

GROSS PROFIT (LOSS)	-	-	-	-

OPERATING EXPENSES
General and administrative expenses	55,434	39,282	50,639	35,505
Research and development	-		-	-
Depreciation and amortization	890	2,794	-	1,397
Total Operating Expenses	56,324	42,076	50,639	36,092

NET (LOSS) BEFORE OTHER (EXPENSES)	(56,324)	(42,076)	(50,639)	(36,902)

OTHER (EXPENSES)
Loss on Disposition of Equipment	(4,396)	-	(4,396)	-
Cancellation of Debt	1,808,899	-	1,808,899	-
Interest expense	(15,448)	(23,995)	-	(12,213)
Total Other Expenses	1,789,055	(23,995)	1,804,503	(12,213)

NET (LOSS) PER COMMON SHARE
OUTSTANDING	$1,732,731	$(66,071)	$1,753,864	$(49,115)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	59,445,024	21,483,159	59,445,02	21,483,159

NET INCOME(LOSS) PER COMMON SHARE	$0.03	$(0.00)	$0.03	$(0.00)

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRANS MAX TECHNOLOGIES, INC. (Debtor in Possession)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005
(UNAUDITED)
	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$1,732,731	$(66,071)
Adjustments to reconcile net (loss) to net cash
(used in) operating activities

Depreciation	890	2,794
Imputed interest expense	15,448	23,995
Common stock issued for services	-	-
Impairment	-	-

Changes in assets and liabilities
Decrease in accounts receivable	-	-
Decrease in other assets	-	-
Increase in accounts payable	4,500	5,000

Total adjustments	20,838	31,789

Net cash (used in) operating activities	1,753,569	(34,282)

CASH FLOWS FROM INVESTING ACTIVITIES
Loss on disposition of property and equipment	(4,396)	-
Decrease (Increase) in receivable from affiliates, net	(10,000)	3,000

Net cash provided by (used in) investing activities	(14,396)	3,000

CASH FLOWS FROM FINANCING AND REORGANIZATION ACTIVITIES
(Cancellation) Proceeds from notes payable to stockholders	(802,746)	32,050
Cancellation of Debt	(938,267)	-
Cash contributed by stockholders	1,500	-

Net cash provided (used in) by financing and reorganization activities	(1,739,513)	32,050

NET INCREASE (DECREASE) IN
CASH AND CASH EQUIVALENTS	(340)	768

CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD	350	69

CASH AND CASH EQUIVALENTS - END OF PERIOD	$10	$837

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRANS MAX TECHNOLOGIES, INC. (Debtor in Possession)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006 AND 2005

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

TRANS MAX TECHNOLOGIES, INC. (Debtor in Possession)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2006 AND 2005

NOTE 2-               SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

TRANS MAX TECHNOLOGIES, INC. (Debtor in Possession)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2006 AND 2005

NOTE 2-               SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

TRANS MAX TECHNOLOGIES, INC. (Debtor in Possession)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2006 AND 2005

NOTE 2-               SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Loss Per Share

Basic and diluted loss per share is computed on the basis of the weighted average number of shares of common stock outstanding during each period. Common equivalent shares from common stock options and warrants are excluded from the computation, as their effect would dilute the loss per share for all periods presented.

The following is a reconciliation of the computation for basic and diluted EPS for the six months ended June 30, 2006 and 2005:

	2006	2005
Net (Loss)	$1,732,731	$(66,071)

Weighted-average common shares
outstanding (Basic)	59,445,024	21,483,159
Weighted-average common shares
equivalents:
Stock Options	-	-
Warrants	-	-

Weighted-average common shares
outstanding (diluted)	59,445,024	21,483,159

The Company has no potentially dilutive securities, such as options or warrants, currently issued and outstanding.

Recent Accounting Pronouncements

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) published Statement of Financial Accounting Standards No. 123 (Revised 2004), “ Share-Based Payment ” (“SFAS 123R”). FAS 123R requires that compensation cost related to share-based payment transactions be recognized in the financial statements. Share-based payment transactions within the scope of FAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans. The provisions of FAS 123R, as amended, are effective for small business issuers beginning as of the next fiscal year after December 15, 2005. Accordingly, the Company will implement the revised standard in the first quarter of fiscal year 2006. Currently, the Company accounts for its share-based payment transactions under the

TRANS MAX TECHNOLOGIES, INC. (Debtor in Possession)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2006 AND 2005

NOTE 2-               SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements (Continued)

provisions of APB 25, which does not necessarily require the recognition of compensation cost in the financial statements (note 3(e)). Management is assessing the implications of this revised standard, which may materially impact the Company’s results of operations in the first quarter of fiscal year 2006 and thereafter.

On December 16, 2004, FASB issued Statement of Financial Accounting Standards No. 153, “ Exchanges of Non-monetary Assets, an amendment of APB Opinion No. 29, Accounting for Non-monetary Transactions ” (" FAS 153").

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

TRANS MAX TECHNOLOGIES, INC. (Debtor in Possession)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2006 AND 2005

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

NOTE 3-                LIQUIDITY

For the six months ended June 30, 2006 and 2005, the Company had net income (losses) of $1,732,731 and $(66,071), respectively, and (negative) positive cash flows of $(340) and $768, respectively.  The Company has been dependent on additional capital contributions from shareholders and debt financing to fund its cash requirements.

During 2006, and beyond the Company will require additional capital.  Although the current majority stockholders of the Company have made a verbal commitment, with no guarantee, to continue to fund the research and development and sales and marketing efforts of the Company in

TRANS MAX TECHNOLOGIES, INC. (Debtor in Possession)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2006 AND 2005

NOTE 3-                LIQUIDITY (CONTINUED)

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

NOTE 4-               PROPERTY AND EQUIPMENT

As of June 30, 2006 the Company has no property and equipment.

Property and equipment, at December 31, 2005 and 2004, consist of the following:

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

TRANS MAX TECHNOLOGIES, INC. (Debtor in Possession)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2006 AND 2005

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

As part of the Chapter 11 filing, the Note Payable to Stockholder was canceled and not included in debts owed by the Company.

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

TRANS MAX TECHNOLOGIES, INC. (Debtor in Possession)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2006 AND 2005

NOTE 7-                STOCKHOLDERS EQUITY (DEFICIT) (CONTINUED)

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

TRANS MAX TECHNOLOGIES, INC. (Debtor in Possession)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2006 AND 2005

NOTE 7-                STOCKHOLDERS EQUITY (DEFICIT) (CONTINUED)

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

The Company had a license agreement with the Chief Scientist of Trans Max (see note 1) for its ignition system product line whereby it acquired all of his rights to patents, trademarks, technical information and trade secrets through November 30, 2021 by payment of a yearly license fee of $1,000. In 2005 a judgment was awarded through arbitration and the Company is not required to pay

In November 2003, the Company agreed to provide a $1.5 million line of credit to provide products and services to Axial Vector Engine Corporation (formerly Aero Marine Engine, Inc.), a company owned by the majority stockholders of the Company. Pursuant to the agreement between the Company and Axial Vector Engine Corporation for every $2 paid to the Company by Axial Vector, the Company will extend $1 of credit, up to a maximum of $1.5 million dollars.  As of December 31, 2005, the Company has not advanced any money under this agreement.  At June 30, 2006, the Company had a receivable from Axial Vector of $311,339. These advances were made in connection with relocating this affiliated company to Ronkonkoma, New York and funding this affiliated company’s payroll.

TRANS MAX TECHNOLOGIES, INC. (Debtor in Possession)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2006 AND 2005

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

At June 30, 2006 and 2005, deferred tax assets consist of the following:

	2006	2005
Deferred tax asset	$386,233	$819,415
Less: Valuation allowance	(386,233)	(819,415)
Net deferred tax assets	$-	$-

At June 30, 2006 and 2005, the Company had accumulated deficits in the approximate amounts of $1,544,930 and $3,277,661, respectively, available to offset future taxable income through 2025. The Company established valuation allowances equal to the full amounts of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

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

TRANS MAX TECHNOLOGIES, INC. (Debtor in Possession)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2006 AND 2005

NOTE 10-              GOING CONCERN (CONTINUED)

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

NOTE 13-              CANCELLATION OF NOTE PAYABLE THROUGH CHAPTER 11 REORGANIZATION

The holder of the note payable with an outstanding principal due in the amount of $1,489,700 (see Note 5) was properly notified that the Company had begun bankruptcy proceedings (see Note 11) and did not file a timely proof of claim, thus the holder will be barred from asserting any claim under the agreement. On February 23, 2006, the holder terminated the agreement with the Company.

Item 2.     Management’s Discussion and Analysis or Plan of Operation

Forward-Looking Statements

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Further information concerning our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the SEC.

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

Bankruptcy Proceedings

On September 8, 2005, we filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of Nevada (the "Bankruptcy Court"), Case No. BK-S-05-19263. We discontinued previous business operations in connection with filing the Chapter 11 bankruptcy petition. On January 25, 2006, we filed a Disclosure Statement in Support of Plan of Reorganization (the “Disclosure Statement”) and a Plan of Reorganization (the "Plan") with the Bankruptcy Court, which was later amended on February 28, 2006 and again on March 22, 2006. The proposed plan was accepted by those creditors entitled to vote and a hearing on confirmation of our plan was held on April 26-27, 2006, with additional briefing submitted to the bankruptcy court following the hearing.

Subsequent to the reporting period, on August 15, 2006, the bankruptcy court entered an order denying confirmation of our chapter 11 plan. At this time, we are exploring our options which may include proposing a new plan of reorganization to the bankruptcy court. In the meantime, we continue to operate as a debtor-in-possession under chapter 11 of the bankruptcy code.

Results of Operations for the three and six months ended June 30, 2006 and 2005

At the present time, we are in Chapter 11 bankruptcy proceedings and have no ability to generate revenue until we are able to successfully emerge from bankruptcy under a viable plan of business. For the three and six months ended June 30, 2006, we had no operating revenue, nor did we have operating revenue for the three and six months ended June 30, 2005.

We incurred operating expenses in the amount of $50,639 for the three months ended June 30, 2006, and $55,434 for the six months ended June 30, 2006, compared to operating expenses in the amount of $35,505 and $39,282 for the same periods, respectively, ended June 30, 2005.

Due to the denial of certain disputed creditor claims during the pendency of our chapter 11 case, we took one-time cancellation of debt credits in the amount of $1,808,899 in the three and six months ended June 30, 2006. Setting aside these events, our net operating loss for the three months ended June 30, 2006 was $50,639 and $56,324 for the six months ended June 30, 2006, compared to net operating losses of $36,902 and $42,076 in the same three month and six month periods, respectively, ended June 30, 2005.

Liquidity and Capital Resources

As of June 30, 2006, we had current assets of $10. Our total current liabilities as of June 30, 2006 were $673,483. As a result, on June 30, 2006, we had a working capital deficit of $673,473.

At this time, we have no operations and no revenues. Although we intend to present a new plan of reorganization to the bankruptcy court, there is no guarantee that we will be able to obtain confirmation of any new plan, nor can there be any assurance that any new capital would be available to us or that adequate funds for our future operations, whether from our revenues, financial markets, or other arrangements will be available when needed or on terms satisfactory to us.

Off Balance Sheet Arrangements

As of June 30, 2006, there were no off balance sheet arrangements.

Going Concern

We incurred net losses for the three and six months ended June 30, 2006 and 2005. There is no guarantee whether we will be able to generate enough revenue and/or raise capital to support our operations. This raises substantial doubt about our ability to continue as a going concern.

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

Item 3.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2006. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. Samuel Higgins. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2006, our disclosure controls and procedures are effective. There have been no changes in our internal controls over financial reporting during the quarter ended June 30, 2006.

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

None

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended June 30, 2006.

Item 5.     Other Information

None

Item 6.      Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Order Denying Confirmation of Chapter 11 Plan

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Trans Max Technologies, Inc.

Date:	August 18, 2006

By: /s/ Samuel Higgins Mr. Samuel Higgins Title: Chief Executive Officer and Director